Form 10-Q
period 2015-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2015-11-09
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

At November 2, 2015, the Registrant had 51,415,164 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014	2
	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014	3
	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	4
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 6.	Exhibits	37
Signatures		39

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,802	$6,585
Restricted cash	—	25
Accounts receivable, net	2,121	339
Deferred income tax assets	118	53
Prepaid expenses and other	890	353
TOTAL CURRENT ASSETS	14,931	7,355
INVESTMENT IN AFFILIATE	164,700	164,700
PROPERTY AND EQUIPMENT:
Oil and gas properties (successful efforts method)	54,455	54,290
Other administrative property, net	311	217
TOTAL PROPERTY AND EQUIPMENT, NET	54,766	54,507
EMBEDDED DERIVATIVE ASSET	3,481	—
OTHER ASSETS	693	1,484
TOTAL ASSETS	$238,571	$228,046
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$637	$1,697
Accrued expenses	4,804	4,617
Accrued interest	959	97
Current deferred tax liabilities	109	45
Notes payable to noncontrolling interest owners	—	13,709
Other current liabilities	169	133
TOTAL CURRENT LIABILITIES	6,678	20,298
LONG-TERM DEBT	106	—
LONG-TERM DEFERRED TAX LIABILITIES	15,691	14,655
WARRANT DERIVATIVE LIABILITY	27,613	—
OTHER LONG-TERM LIABILITIES	503	215
TOTAL LIABILITIES	50,591	35,168
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 150,000 (2015) and 80,000 (2014); shares issued (2015 - 57,987; 2014 - 49,320); shares outstanding (2015 - 51,415; 2014 - 42,748)	580	493
Additional paid-in capital	301,467	280,757
Accumulated deficit	(126,538)	(101,208)
Treasury stock, at cost, 6,572 shares (2015 and 2014)	(66,316)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	109,193	113,726
NONCONTROLLING INTERESTS	78,787	79,152
TOTAL EQUITY	187,980	192,878
TOTAL LIABILITIES AND EQUITY	$238,571	$228,046

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

EXPENSES:
Depreciation and amortization	$27	$34	$83	$168
Exploration expense	831	1,065	3,338	4,546
Impairment expense - unproved property costs	540	—	540	7,610
General and administrative	5,369	3,878	15,044	15,082
	6,767	4,977	19,005	27,406
LOSS FROM OPERATIONS	(6,767)	(4,977)	(19,005)	(27,406)
OTHER NON-OPERATING INCOME (EXPENSE):
Loss on the sale of interest in Harvest Holding	—	(59)	—	(1,416)
Gain on sale of oil and gas properties	—	2,865	—	2,865
Change in fair value of warrant liabilities	9,982	—	12,400	—
Change in fair value of derivative assets and liabilities	2,727	—	3,284	—
Interest expense	(1,058)	(25)	(1,909)	(87)
Loss on debt conversion	(1,890)	—	(1,890)	—
Loss on issuance of debt	—	—	(20,402)	—
Loss on extinguishment of long-term debt	—	—	—	(4,749)
Foreign currency transaction gains	92	285	172	75
Other non-operating income (expense)	482	1	482	(215)
	10,335	3,067	(7,863)	(3,527)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,568	(1,910)	(26,868)	(30,933)
INCOME TAX EXPENSE (BENEFIT)	(1,850)	2,361	(630)	1,319
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EARNINGS FROM INVESTMENT AFFILIATE	5,418	(4,271)	(26,238)	(32,252)
EARNINGS FROM INVESTMENT AFFILIATE	—	—	—	34,949
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,418	(4,271)	(26,238)	2,697
DISCONTINUED OPERATIONS	—	(142)	—	(503)
NET INCOME (LOSS)	5,418	(4,413)	(26,238)	2,194
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(294)	(273)	(908)	15,993
NET INCOME (LOSS) ATTRIBUTABLE TO HARVEST AND COMPREHENSIVE INCOME (LOSS)	$5,712	$(4,140)	$(25,330)	$(13,799)
BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.13	$(0.10)	$(0.59)	$(0.32)
Discontinued operations	—	—	—	(0.01)
Basic income (loss) per share	$0.13	$(0.10)	$(0.59)	$(0.33)
DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.13	$(0.10)	$(0.59)	$(0.32)
Discontinued operations	—	—	—	(0.01)
Diluted income (loss) per share	$0.13	$(0.10)	$(0.59)	$(0.33)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,238)	$2,194
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83	168
Impairment expense - unproved property costs	540	7,610
Amortization of debt financing costs	283	—
Accretion of discount on debt	116	—
Loss on debt issuance	20,402	—
Allowance for long-term receivable	550	—
Loss on the sale of interest in Harvest Holding	—	1,416
Gain on sale of oil and gas properties	—	(2,865)
Loss on debt conversion	1,890	—
Foreign currency transaction loss	—	1,586
Loss on extinguishment of long-term debt	—	4,749
Earnings from investment affiliate	—	(34,949)
Share-based compensation-related charges	1,466	2,131
Change in fair value of warrant liabilities	(12,400)	—
Deferred income tax expense	1,035	1,503
Change in fair value of derivative assets and liabilities	(3,284)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,782)	1,292
Prepaid expenses and other	(537)	(61)
Other assets	(17)	29
Accounts payable	(1,060)	(3,425)
Accrued expenses	(233)	(12,318)
Accrued interest	1,041	(283)
Other current liabilities	36	(291)
Other long-term liabilities	288	(2,439)
NET CASH USED IN OPERATING ACTIVITIES	(17,821)	(33,953)
CASH FLOWS FROM INVESTING ACTIVITIES:
Transaction costs from the sale of interest in Harvest Holding	—	(3,660)
Net proceeds from sale of oil and gas properties	—	2,865
Additions of property and equipment, net	(499)	(603)
Advances to investment affiliate, net	—	(397)
Decrease in restricted cash	—	123
NET CASH USED IN INVESTING ACTIVITIES	(499)	(1,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(8,900)	(79,750)
Debt extinguishment costs	—	(760)
Gross proceeds from issuance of debt and warrant	33,500	—
Proceeds from issuance of note payable to noncontrolling interest owner	—	2,000
Proceeds from issuance of common stock	—	1,353
Contributions from noncontrolling interest owners	543	953
Treasury stock purchases	—	(94)
Financing costs	(1,606)	(24)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,537	(76,322)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,217	(111,947)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,585	120,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,802	$8,950

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Nine Months Ended September 30,

	2015	2014
Supplemental Cash Flow Information:	(in thousands)
Cash paid during the period for interest expense	$615	$—
Cash paid during the period for income taxes	6	2,214
Supplemental Schedule of Noncash Investing and Financing Activities:
Increase (decrease) in current liabilities related to additions of property and equipment	$384	$(135)
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest	6,157	—

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2015 and December 31, 2014, results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for nine months ended September 30, 2015 and 2014.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed financial statements included in this report should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Terms of the transaction include:

•

CT Energy acquired a $25.2 million, five year, 15.0% non-convertible senior secured promissory note (“15.0% Note”). CT Energy acquired a $7.0 million, five year, 9.0% convertible senior secured note (“9.0% Note”). The 9.0%  Note face value of $7.0 million and associated accrued interest of $0.1 million was converted into 8,667,597 shares of Harvest common stock at a conversion price of $0.82 per  share on September 15, 2015.  Immediately after the conversion, CT Energy owned approximately 16.6% of Harvest’s common stock.

•

CT Energy also acquired a warrant to purchase up to 34,070,820 shares of Harvest's common stock at an initial exercise price of $1.25 per share (“the CT Warrant”). The CT Warrant will become exercisable only after the 30-day volume weighted average price of Harvest's common stock equals or exceeds $2.50 per share (“Stock Appreciation Date”).  The warrant is cash-exercisable, but CT Energy may surrender the 15.0%  Note to pay for a portion of the aggregate exercise price.

•

CT Energy also acquired a five-year 15.0% non-convertible senior secured note (the “additional draw note”), under which CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  If funds are loaned under the additional draw note, interest will be compounded quarterly at a rate of 15.0% per annum and is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by June 19, 2016 (the “Claim Date”),  the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the additional draw note will be extended by two years and the interest rates on the additional draw note will adjust to 8.0%. During an event of default, the outstanding principal amount will bear additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

•

CT Energy also acquired 69.75 shares of the Company’s newly created Series C preferred stock, par value $0.01 per share.  The purpose of the Series C preferred stock was to provide the holder of the 9.0% Note with voting rights equivalent to the common stock underlying the unconverted portion of the 9.0% Note.  Upon conversion of the 9.0% Note, the Series C preferred stock ceased to have voting rights and was redeemed.

•

At our annual shareholder meeting, which occurred on  September 9, 2015, Harvest stockholders approved, among other proposals, 1) certain aspects of the transaction under NYSE shareholder approval requirements and Delaware law and 2) an amendment to Harvest's charter to increase the number of authorized shares of our common stock from 80,000,000 to 150,000,000, in part to have sufficient shares to issue upon conversion of the 9.0% Note and exercise of the CT Warrant.

While negotiating the purchase agreement, the Company borrowed $1.3 million to fund certain corporate expenses for a note payable to CT Energy bearing an interest rate of 15% per annum, with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable.

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

The Company plans to either further develop, farm down, or sell (or a combination of these options) the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.  The development of, or a transaction regarding, the Dussafu project and the success of negotiations between PDVSA, CT Energy, and HNR Finance for the management of Petrodelta will directly impact our future earnings, cash flows, and balance sheet.  Without these transactions or additional financings or other sources of cash, we may not have sufficient liquidity for operations or capital requirements.  There can be no guarantee of realizing the value of our exploration and exploitation acreage or suspended wells in the Dussafu project or our investment in Petrodelta or that we can obtain further financings or sources of cash.  See Note 12 – Commitments and Contingencies.

On September 15, 2015, the 9.0%  Note and associated accrued interest was converted into 8,667,597 shares of Harvest common stock.  See Note 1 – Organization.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests.

Investment in Affiliate

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method of accounting.  Effective December 31, 2014, we determined that we no longer had significant influence within our investment in Petrodelta and in accordance with Accounting Standards Codification “ASC 323 – Investments – Equity Method” and as such, we account for our investment in Petrodelta under the cost method (“ASC 325 – Investments – Other”).  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.   We also performed an impairment analysis of the carrying value of our investment at December 31, 2014.  Based on this assessment we recorded a one-time pre-tax impairment charge of $355.7 million against the carrying value of our investment in the fourth quarter of 2014.  We continue to monitor the carrying value of our investment and may record additional impairments if we believe that any future decrease in the estimated fair value of the investment is other than temporary.

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

Oil and Gas Properties

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Unproved property costs - Dussafu PSC	$51,029	$50,324
Oilfield inventories	3,426	3,966
Other administrative property	2,777	2,670
Total property and equipment	57,232	56,960
Accumulated depreciation	(2,466)	(2,453)
Total property and equipment, net	$54,766	$54,507

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three and nine months ended September 30, 2015, depreciation expense was $0.0 million and $0.1 million, respectively.  For the three and nine months ended September 30, 2014, depreciation expense was $0.0 million and $0.2 million, respectively.

Other Assets

Other assets at September 30, 2015 and December 31, 2014 include deposits, prepaid expenses expected to be realized in the next 12 to 24 months and deferred financing costs. Deferred financing costs relate to specific financings and are amortized over the life of the financings to which the costs relate using the interest rate method.  Other assets at September 30, 2015 and December 31, 2014 also consisted of a blocked payment related to our drilling operations in Gabon in accordance with the United States (“U.S.”) sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”).  During the nine months ended September 30, 2015, we amortized $0.3 million in deferred financing costs.   During the nine months ended September 30, 2015, we recorded a $0.6 million allowance for doubtful accounts to general and administrative costs associated with the blocked payment. See Note 12 – Commitments and Contingencies.

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Deposits and long-term prepaid expenses	$143	$101
Deferred financing costs	—	283
Gabon – blocked payment	550	1,100
	$693	$1,484

Capitalized Interest

We capitalize interest costs for qualifying oil and gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three and nine months ended September 30, 2015, we did not capitalize interest costs due to insufficient on-going activity related to our oil and gas activities. During the three and nine months ended September 30, 2014, we capitalized interest costs for qualifying oil and gas property additions related to our Dussafu project in Gabon of $0.0 million and $0.2 million, respectively.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, stock appreciation rights, restricted stock units, debt, embedded derivatives and warrant derivative liabilities. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable approximates their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Assets:
Embedded derivative asset	$—	$—	$3,481	$3,481
	$—	$—	$3,481	$3,481

Liabilities:
Stock appreciation rights liability	$—	$414	$312	$726
Restricted stock units liability	—	393	137	530
Warrant derivative liability	—	—	27,613	27,613
	$—	$807	$28,062	$28,869

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
Stock appreciation rights liability	$—	$356	$—	$356
Restricted stock units liability	—	652	—	652
	$—	$1,008	$—	$1,008

As of September 30, 2015, the fair value of our liability awards included $0.7 million for our stock appreciation rights (“SARs”) and $0.6 million for the restricted stock units (“RSUs”) which were recorded in accrued expenses and other long-term liabilities, respectively.  As of December 31, 2014, the fair value of our liability awards included $0.4 million for our SARs and $0.4 million for our RSUs which were recorded in accrued expenses.  Our remaining $0.2 million for the RSUs liability was recorded in other long-term liabilities.

Derivative Financial Instruments

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 11 – Warrant Derivative Liabilities for a description and discussion of our warrant derivative liability as well as a description of the valuation models and inputs used to calculate the fair value.  See Note 10 – Debt and Financing for a description and discussion of our embedded derivatives related to our 9.0% Note and 15.0% Note as well as a description of the valuation models and inputs used to calculate the fair value.  All of our embedded derivatives and warrants are classified as Level 3 within the fair value hierarchy.

During the three and nine months ended September 30, 2015, there was a change in the fair value of the CT Warrant liability of $10.0 million and $12.4 million, respectively, as reflected in our consolidated condensed statement of operations and comprehensive income (loss) as change in fair value of warrant liabilities.  As of September 30, 2015, the fair value of the 15.0% Note was $10.4 million.  During the three and nine months ended September 30, 2015, there was a change in the fair value of embedded derivative liability of $1.9 million and $2.3 million, respectively, and a change in the fair value of the embedded derivative assets of $0.8 million and $1.0 million, respectively, recorded as change in fair value of derivative assets and liabilities as reflected in our consolidated condensed statement of operations and comprehensive income (loss).

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Financial assets - embedded derivative asset
Beginning balance	$2,627	$—	$—	$—
Additions - fair value at issuance	—	—	2,504	—
Change in fair value	854	—	977	—
Ending balance	$3,481	$—	$3,481	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Financial liabilities - embedded derivative liability
Beginning balance	$13,015	$—	$—	$—
Additions - fair value at issuance	—	—	13,449	—
Change in fair value	(1,873)	—	(2,307)	—
Conversion of debt	(11,142)	—	(11,142)	—
Ending balance	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Financial liabilities - warrant derivative liabilities:
Beginning balance	$37,595	$1,953	$—	$1,953
Additions - fair value at issuance	—	—	40,013	—
Change in fair value	(9,982)	—	(12,400)	—
Ending balance	$27,613	$1,953	$27,613	$1,953

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Financial liabilities - stock appreciation rights
Beginning balance	$—	$—	$—	$—
Additions - fair value at issuance	—	—	—	—
Change in fair value	312	—	312	—
Ending balance	$312	$—	$312	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Financial liabilities - restricted stock units
Beginning balance	$—	$—	$—	$—
Additions - fair value at issuance	—	—	—	—
Change in fair value	137	—	137	—
Ending balance	$137	$—	$137	$—

During three and nine months ended September 30, 2015 and 2014 no transfers were made between Level 1, Level 2 and Level 3 liabilities or investments.

Share-Based Compensation

We use a fair value based method of accounting for stock-based compensation. We generally utilize the Black-Scholes option pricing model to measure the fair value of stock options and SARs. Restricted stock and RSUs are measured at their fair values.  On September 9, 2015, Harvest’s stockholders approved an amendment to our 2010 Long-Term Incentive Plan to increase the number of shares of our common stock available for issuance and the number of shares that may be granted in the form of full value awards. The Company accounts for the SARs and RSUs that are granted as liability awards as these awards are cash settled.

On July 22, 2015, we issued stock based compensation awards to certain employees as follows:  847,000 stock options to purchase common shares at an exercise price of $1.13 per share, vesting ratably over three years from the date of grant; 5,062,000 SARs at an exercise price of $1.13 per share, vesting ratably over three years from the date of grant; and 1,571,000 restricted stock units vesting at three years from the date of grant.  Subject to the above vesting requirements, the options, SARs and RSUs awarded will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $2.50 per share, as reported by the NYSE.  The dual vesting requirements necessitated that all of these awards be valued using a Monte Carlo simulation model.  The SARs and RSUs are classified as liability awards at September 30, 2015.

The assumptions summarized in the following table were used to calculate the fair value of the stock appreciation rights granted on July 22, 2015 that were outstanding as of the balance sheet date presented on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.39
Exercise price	Level 1 input	$1.13
Threshold price	Level 1 input	$2.50
Term (years)		4.81
Volatility	Level 2 input	100.0%
Risk-free rate	Level 1 input	1.33%
Dividend yield	Level 2 input	0.0%

On September 9, 2015, we issued 320,004 restricted stock units vesting one year from the date of grant to our directors.  These awards are classified as liability awards.  There awards were measured at their fair values using the intrinsic value model.

The assumptions summarized in the following table were used to calculate the fair value of the restricted stock units granted on July 22, 2015 that were outstanding as of the balance sheet date presented on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.39
Threshold price	Level 1 input	$2.50
Term (years)		10.0
Volatility	Level 2 input	80.0%
Risk-free rate	Level 1 input	2.06%
Dividend yield	Level 2 input	0.0%

During the three and nine months ended September 30, 2015, the Company recognized share based compensation of $0.7 million and $2.2 million, respectively.

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

As the conversion feature of the 9.0% Note was reasonably expected to be exercised at the time of the note’s issuance due to the conversion price being in-the-money, the interest on the 9.0% Note paid upon the conversion is non-deductible to the Company under Internal Revenue Code (“IRC”) Section 163(l).  The 15.0% Note was issued, for income tax purposes, with original issue discount (“OID”).  OID generally is deductible for income tax purposes.  However, if the debt instrument constitutes an “applicable high-yield discount obligation” (“AHYDO”) within the meaning of IRC Section 163(i)(1), then a portion of the OID likely would be non-deductible pursuant to IRC Section 163(e)(5).  Our analysis of on the 15.0% Note is that the note may be an AHYDO; consequently, a portion of the OID likely may be non-deductible for income tax purposes.

Noncontrolling Interests

Changes in noncontrolling interests were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$78,701	$260,150	$79,152	$243,167
Contributions by noncontrolling interest owners	380	236	543	953
Net income (loss) attributable to noncontrolling interests	(294)	(273)	(908)	15,993
Balance at end of period	$78,787	$260,113	$78,787	$260,113

New Accounting Pronouncements

In April 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” which is included in ASC 606, a new topic under the same name. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance supersedes the previous revenue recognition requirements and most industry-specific guidance. Additionally, the update supersedes some cost guidance related to construction type and production-type contracts.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  In June 2015 the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements.  The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 adds these SEC comments to the “S” section of the Codification.  The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)
Income (loss) from continuing operations(a)	$5,712	$(3,998)	$(25,330)	$(13,296)
Discontinued operations	—	(142)	—	(503)
Net income (loss) attributable to Harvest	$5,712	$(4,140)	$(25,330)	$(13,799)
Weighted average common shares outstanding	44,077	42,032	43,139	41,925
Effect of dilutive securities	—	—	—	—
Weighted average common shares, diluted	44,077	42,032	43,139	41,925
Basic income (loss) per share:
Income (loss) from continuing operations(a)	$0.13	$(0.10)	$(0.59)	$(0.32)
Discontinued operations	—	—	—	(0.01)
Basic income (loss) per share	$0.13	$(0.10)	$(0.59)	$(0.33)
Diluted income (loss) per share:
Income (loss) from continuing operations(a)	$0.13	$(0.10)	$(0.59)	$(0.32)
Discontinued operations	—	—	—	(0.01)
Diluted income (loss) per share	$0.13	$(0.10)	$(0.59)	$(0.33)

(a)	Net of net income (loss) attributable to noncontrolling interests.

During the three months ended September 30, 2015 per share calculations above exclude 0.1 million unvested restricted shares, 3.2 million options and 38.2 million warrants because they were anti-dilutive. During the three months ended September 30, 2014 per share calculations above exclude 0.1 million unvested restricted shares, 4.6 million options and 2.5 million warrants because they were anti-dilutive.

During the nine months ended September 30, 2015 per share calculations above exclude 0.1 million unvested restricted shares, 4.0 million options and 38.2 million warrants because they were anti-dilutive. During the nine months ended September 30, 2014 per share calculations above exclude 0.2 million unvested restricted shares, 4.5 million options and 2.5 million warrants because they were anti-dilutive.

Note 5 – Dispositions

Discontinued Operations

Oman

 During the three and nine months ended September 30, 2014, the nominal loss from Oman discontinued operations included general and administrative expenses.

Colombia

We are in the process of closing and exiting our Colombian venture.    During the three and nine months ended September 30, 2014, the loss from discontinued operations primarily included general and administrative expenses.

Oman and Colombia operations have been classified as discontinued operations. No revenues were recorded related to these projects for the periods presented.  Expenses are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss from Discontinued Operations:	(in thousands)
Oman	$—	$(2)	$—	$(27)
Colombia	—	(140)	—	(476)
	$—	$(142)	$—	$(503)

Note 6 – Investment in Affiliate

Venezuela – Petrodelta, S.A.

The following table summarizes the changes in our investment in affiliate (Petrodelta) as of September 30, 2015 and December 31, 2014.  Petrodelta’s reporting and functional currency is the U.S. Dollar (“USD”).

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Investment at beginning of year	$164,700	$485,401
Equity in earnings	—	34,949
Impairment	—	(355,650)
Investment at end of period	$164,700	$164,700

Our 40 percent investment in Petrodelta is owned through our subsidiary, Harvest Holding.   We have determined that we do not have significant influence within our investment in Petrodelta and, in accordance with Accounting Standards Codification “ASC 323 – Investments – Equity Method”, we account for our investment in Petrodelta under the cost method (“ASC 325 – Investments – Other Investments Securities”), effective December 31, 2014.  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends as income in the period they are received.

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

Current oil prices are modestly lower to those that our valuation took into account at year-end.  Petrodelta continues to incur high operating costs, driven mainly by exchange rate imbalances and inefficiencies of ongoing operations.  The operating costs issues should be addressed through a non-binding term sheet with PDVSA.  The term sheet signed with PDVSA, through our strategic relationship with CT Energia Holding Ltd., shows a path toward resolving the operating cost situation and existing production problems.  It is management’s belief that these problems will be eliminated once certain agreements are completed and in place which will provide for: (i) independent cash management of Petrodelta´s crude sales that will ensure timely payment of obligations to the government, vendors, debts and dividends, (ii) a financing plan to ensure funding of the capital expenditures that will drive the production growth, (iii) autonomy in drilling, purchasing and contracting functions and (iv) a technical assistance contract through which HNR Finance will provide critical services and expertise.

With this new operating and financial framework in place, management believes that Petrodelta´s performance should improve due to structurally solving the overstated foreign exchange imbalance, obtaining control and management of drilling, procurement and contracting processes, as well having a ring fenced management of the cash generated and used by Petrodelta.  If successfully completed, we have forecasted Petrodelta´s net income to improve, thereby reversing the adverse financial trend which currently exists.

While there can be no assurance that we will be able to complete and implement these new agreements with PDVSA and Petrodelta, we believe that no further impairment of our investment is warranted at September 30, 2015.

We continue to account for our investment in Petrodelta under the cost method, as we have not seen sufficient progress under our new management agreement with CT Energia that would lead us to believe that we have regained significant influence over the operations of Petrodelta. We will continue to monitor this situation in future periods.

Note 7 – Venezuela – Other

Harvest Vinccler currently assists us in the oversight of our investment in Petrodelta and in negotiations with PDVSA. Harvest Vinccler’s functional and reporting currency is the USD. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”). During the three and nine months ended September 30, 2015, Harvest Vinccler exchanged approximately  $0.02 million and $0.03 million, respectively, and received  215.06 Bolivars and 210.37 Bolivars, respectively, per USD.  During the three and nine months ended September 30, 2014,  Harvest Vinccler exchanged approximately $0.1 million and $0.3 million, respectively, and received an average exchange rate of 53.0 Bolivars and 28.6 Bolivars, respectively, per USD.

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

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No.6.171 Exchange Agreement No.33 two Official Notices.  The first notice stated that the former auction process, SICAD II, would no longer be permitted.  The second notice established a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”).  The SIMADI rate published as of September 30, 2015 is 199.42 Bolivars per USD. The SIMADI’s marginal system is available in limited situations for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  Currently the SIMADI marginal system is the only exchange mechanism available to Harvest Vinccler.  We are both eligible and have successfully participated in SIMADI auctions during 2015 and as a result we have adopted the SIMADI exchange rate of approximately 199.42 Bolivars per USD for the re-measurement of our Bolivar denominated assets and liabilities and revenue and expenses, as we believe the SIMADI rate is most representative of the economics in which Harvest Vinccler operates.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the official Bolivar exchange rate are settled at the official 6.3 Bolivar exchange rate. At September 30, 2015, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 7.2 million Bolivars ($0.04 million)  and 4.8 million Bolivars ($0.02 million), respectively.

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

Geoscience, reservoir engineering and economic studies have progressed and a field development plan was approved by the DGH on October 10, 2014, for a cluster field development of both the Ruche and Tortue discoveries along with existing pre-salt discoveries at Walt Whitman and Moubenga.  Central/Inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 sq. km 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity which had been inferred from older 2D seismic data. The 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

Based upon the above noted activities and studies, the Company plans to either further develop, farm down, or sell (or a combination of these options) the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.  See Note 12 – Commitments and Contingencies for a discussion related to our Gabon operations.

The Dussafu PSC represents $54.5 million of unproved oil and gas properties including inventory on our September 30, 2015 balance sheet ($54.3 million at December 31, 2014).

In December 2014, we impaired the carrying value of our property in Gabon by $50.3 million.  We recorded this impairment based on a qualitative analysis which considered our current liquidity needs, the recent decrease in oil and gas prices, and the marketability of our property and the limited time we have to develop this project.

We reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  We impaired the value of the inventory value by approximately $0.5 million, leaving $3.4 million related to this inventory as of September 30, 2015.

Since approval of the Field Development Plan (FDP) in October 2014, Harvest has continued to move toward development of the Ruche Exclusive Exploitation Area. A tender for all the subsea equipment was concluded in January 2015 where prices exceeded the costs employed in the FDP. Efforts continue to negotiate with the lowest priced vendors and to revise the development scheme to bring the projected cost back to the FDP levels. The depth volume from the 2013 3D seismic acquisition over the discovered fields and the outboard area of the license has been received and interpreted. This new data was incorporated into our reservoir models and optimization of well trajectories to maximize oil recovery is ongoing. In addition, the prospect inventory was updated and several prospects have been high graded for drilling in the first half of 2016. To accommodate the drilling schedule, a site survey, including bathymetry and geophysical data gathering with respect to prospects A/B, 6/7 and 8/9, was completed in August 2015. A tender for a drilling rig for the planned well is in progress.

Based on our continuing operations, it is the opinion of the Company that the carrying value is recoverable and no further impairment to this Dussafu project is warranted as of   September 30, 2015.

Note 9 – Notes Payable to Noncontrolling Interest Owners

	As of September 30,	As of December 31,
	2015	2014

	(in thousands)
Notes payable to noncontrolling interest owners	$—	$13,709
	$—	$13,709

At December 31, 2014, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest were payable upon the maturity date of December 31, 2015. We had classified the note as a current liability as of December 31, 2014. Interest accrued at a rate of USD based on the three months London Interbank Offered Rate (“LIBOR”) plus 0.5%.  On March 9, 2015, Vinccler forgave the note payable and accrued interest totaling in the aggregate $6.2 million.  This was reflected as a contribution to stockholders’ equity.

On August 28, 2014, Petroandina exercised its right to a one month extension of the termination date of the Share Purchase Agreement, dated December 16, 2013 (the “SPA”).  In accordance with the extension the Company had the option to borrow $2.0 million from Petroandina, which it exercised.  Petroandina again extended the SPA on September 29 and October 30, 2014, with the Company borrowing $2.0 million per extension.  On November 27, 2014, Petroandina exercised their final extension and the Company borrowed the final maximum amount allowed of $1.6 million.  Quarterly interest payments began on December 31, 2014 with the principal of $7.6 million due January 1, 2016.  Interest accrued at a rate of 11%.  On June 23, 2015, the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

Note 10 – Debt and Financing

When multiple securities are issued in a single transaction, the proceeds are first allocated to the securities that are subsequently recorded at fair value.  Any residual proceeds are then allocated to the debt and other securities not accounted for at fair value.  During the second quarter of 2015, the Company issued debt along with warrants, as further described below, in addition to Series C preferred stock.  Because the fair value of the CT Warrant, which has been determined to be a liability, and certain embedded derivatives in the related debt agreements, exceeded the proceeds from the debt, the carrying value of the 9.0% and 15.0% Notes has been reduced to zero, and no value was assigned to the Series C preferred stock on our consolidated condensed balance sheet at inception.  The excess of the fair value of the CT Warrant and embedded derivatives over the proceeds received was recognized immediately on our consolidated condensed statement of operations and comprehensive income (loss).

Nine Months Ended
September 30,
Long-Term Debt	2015
(in thousands)
Beginning balance	$—
Proceeds from 9.0% Convertible and 15% Notes to CT Energy	32,200
Proceeds from note payable to CT Energy	1,300
Repayment of note payable of CT Energy	(1,300)
Value assigned to embedded derivatives	(32,200)
Conversion of 9.0% Note, net of unamortized discount	(10)
Accretion of discount on debt	116
$106

On June 19, 2015, we issued the CT Warrant, 9.0% and 15.0% Notes, the additional draw note and Series C preferred stock in connection with the Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and derivatives liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and was required to be classified as a warrant liability (see Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset, described below, was $2.5 million, the embedded derivative liability, described below, was $13.5 million and the warrant liability was $40.0 million.  In accordance with ASC 815, the proceeds were first allocated to the fair value of the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock and the 9.0% and 15.0% Notes. As a result of the allocation, we recognized a loss on the issuance of these securities of $0.0 million and $20.4 million, respectively, in our consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.

The face value of the 15.0% Note of $25.2 million has been recorded net of the discount related to the value allocated to the embedded derivatives and warrant.  The unamortized discount was $25.1 million at September 30, 2015.  The Company will accrete the discount over the life of the notes using the interest method.  During the three and nine months ended September 30, 2015 the Company recognized accretion on the discount of $0.0 million and $0.1 million, respectively.

15.0% Non-Convertible Senior Secured Note due June 19, 2020

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued the five-year, 15.0% Note in the aggregate principal amount of $25.2 million with interest that is compounded quarterly at a rate of 15.0% per annum and is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the 15.0% Note will be extended by two years and the interest rates on the 15.0% Note will adjust to 8% (the “15.0 % Note Reset Feature”).  During an event of default, the outstanding principal amount bears additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

The Company may prepay all or a portion of the note at a prepayment price equal to a make-whole price, as of the prepayment date, with respect to the principal amount of the note being prepaid, plus accrued and unpaid interest.  The make-whole price is defined as the greater of (i) 100% of such outstanding principal amount of the 15.0% Note and (ii)  the sum of the present values as of such date of determination of (A) such outstanding principal amount of the 15.0% Note, assumed, for the purpose of determining the present value thereof, to be paid on the earlier of the stated maturity of this 15.0% Note or the date that is two years after the date of determination, and (B) all remaining payments of interest (excluding interest accrued to the prepayment date) scheduled to become due and payable after the date of determination and on or before the date that is two years after the date of determination with respect to such outstanding principal amount of the 15.0% Note, in the case of each of the foregoing clauses (ii)(A) and (B), computed using a discount rate equal to the Treasury Rate as of the date of determination plus 50 basis points.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15.0% Note and the 9.0% Note (as discussed below) may declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the 15.0% Note plus accrued and unpaid interest is immediately due and payable.

We have evaluated the 15.0% Note Reset Feature related to the interest rate and maturity date using “ASC 815 Derivatives and Hedging”.  Because the interest rate and maturity date reset are linked to achievement of a certain stock price, the feature is not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date is not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we are accounting for the 15.0% Note Reset Feature as an embedded derivative asset that has been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income (loss).

The embedded 15.0% Note Reset Feature in the 15.0% Note was valued using the ‘with’ and ‘without’ method.  A Black-Derman-Toy (“BDT”) Model, which is a binomial interest rate lattice model, was used to value the 15.0% Note and the incremental value attributed to the embedded option was determined based on a comparison of the value of the 15.0% Note with the feature included and without the feature included.  Key inputs into this valuation model are our current stock price, U.S. Treasury rate, our credit spread and the underlying yield volatility.  As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the yield volatility for the 15.0% Note based on historical daily volatility of the USD denominated Venezuela Sovereign zero coupon yield over a look back period of 6.0 years.  The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 15.0% Note. The credit spread was estimated based on the option adjusted spread (“OAS”) of the Venezuelan yield over the USD Treasury yield and the implied OAS for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were based on our estimates of the probability and timing of potential future financings and fundamental transactions.

The assumptions summarized in the following table were used to calculate the fair value of the derivative asset associated with the 15.0% Note that was outstanding as of September 30, 2015 on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.39
Weighted Term (years)		5.73
Yield Volatility	Level 2 input	34%
Risk-free rate	Level 1 input	1.3% to 1.7%
Dividend yield	Level 2 input	0.0%
Scenario probability:
Claim date extended with Stock Appreciation Date threshold met	Level 3 input	14.5%
Claim date extended with Stock Appreciation Date threshold not met	Level 3 input	35.5%
Claim date not extended with Stock Appreciation Date threshold met	Level 3 input	10.5%
Claim date not extended with Stock Appreciation Date threshold not met	Level 3 input	39.5%
Scenario probability (future draws/no future draws)	Level 3 input	50%/50%

The fair value of the embedded derivative assets was $2.5 million at issuance and $3.5 million as of September 30, 2015.  We recognized $0.8 million and $1.0 million, respectively, in derivative income related to this embedded derivative asset in our consolidated condensed statement of operations for the three and nine months ended September 30, 2015.

15.0% Non-Convertible Senior Secured Additional Draw Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, the Company also issued the “additional draw note” which, under certain circumstances, CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  If funds are loaned under the additional draw note, interest will be compounded quarterly at a rate of 15.0% per annum and will be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by the Claim Date, the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the additional draw note will be extended by two years and the interest rate on the additional draw note will adjust to 8.0%. During an event of default, the outstanding principal amount will bear additional interest at a rate of 2% per annum higher than the rate otherwise applicable.

The Company may prepay all or a portion of the additional draw note at a prepayment price equal to the make-whole price, as of the prepayment date, with respect to the principal amount of the additional draw note being prepaid, plus accrued and unpaid interest. The make-whole price with respect to the additional draw note has the same meaning described above with respect to the 15.0% Note under Note 10 – Debt and Financing.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15.0% Note (including the additional draw note, if outstanding) may declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the additional draw note plus accrued and unpaid interest is immediately due and payable.

At issuance and at September 30, 2015, we have assigned no value to the additional draw note, as it does not meet the definition of a derivative in ASC 815 and there is no principal amount outstanding.

9.0% Convertible Senior Secured Note due June 19, 2020

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization we issued the five-year, 9.0% Note in the aggregate principal amount of $7.0 million, which was immediately convertible into 8,506,098 shares of the Company’s common stock, par value $0.01 per share, at an initial conversion price of $0.82 per share (“Beneficial Conversion Feature”). On September 15, 2015, the 9.0% Note and associated accrued interest were converted into 8,667,597 shares of the Company’s common stock.

Interest on the 9% Note was compounded quarterly at a rate of 9% per annum and is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period had not equaled or exceeded $2.50 per share, the maturity date of the 9% Note will be extended by two years and the interest rates on the 9% Note will adjust to 8% (the “9% Note Reset Feature”).

Regarding the 9.0% Note Reset Feature, because the interest rate and maturity date reset were linked to achievement of a certain stock price, the feature was not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date was not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we accounted for the 9.0% Note Reset Feature as an embedded derivative asset that was measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income (loss).

The conversion price was subject to adjustment upon the occurrence of certain events, including a stock issuance, dividend, or stock split.   If the Company completes an issuance of common stock at a price less than the current conversion price, then the conversion price will be fully reduced to the new issuance price for such below-price issuance (the “9.0% Down-Round Provision”).  This is a full ratchet down round provision that could compensate the holder for an amount greater than dilution related to a stock issuance.  For example, in the event of an issuance of stock causing a 10% dilution, the note holder could theoretically be compensated greater than 10% under certain circumstances.

The embedded 9.0% Down-Round Provision and the 9.0% Note Reset Feature were valued using the ‘with’ and ‘without’ method.  A Binomial Lattice Model was used to value the 9.0% Note and the incremental value attributed to the embedded options was determined based on a comparison of the value of the 9.0% Note with the features included and without the features included.  Key inputs into this valuation model were our current stock price, U.S. Treasury rate, our credit spread and the underlying stock price volatility.  As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimated the volatility of our common stock based on historical volatility that matches the expected remaining life of the longest instrument in the transaction, seven years. The risk-free interest rate was based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 9.0% Note.  The credit spread was estimated based on the option adjusted spread (“OAS”) of the Venezuelan yield over the USD Treasury yield and the implied OAS for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were based on our estimates of the probability and timing of potential future draws.

We have evaluated the 9% Down-Round Provision and the 9% Note Reset Feature using ASC 815. The Convertible Down-Round Provision is not consistent with a fixed-price-for-fixed-number of shares instrument and therefore precludes the conversion option from being indexed to the Company’s own stock. As a result, the conversion option  did not meet the scope exception in ASC 815 and was bifurcated as a  separate liability that has been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive income (loss).

The fair value of the embedded derivative liability was $13.4 million at issuance, $13.0 million at June 30, 2015, and $11.2 million immediately prior to the conversion of the 9.0% Note.  We recognized $1.9 million and $2.3 million, respectively, in derivative income related to this embedded derivative liability in our consolidated condensed statement of operations for the three and nine months ended September 30, 2015.

Note 11 – Warrant Derivative Liabilities

MSD Warrants

As of September 30, 2015, warrant derivative financial instruments consisted of 3,393,827 warrants (1,846,088 warrants: December 31, 2014) issued as inducements under the warrant agreements dated October 2010 in connection with a $60 million term loan facility that was repaid in May 2011.  The fair value of these warrants as of September 30, 2015 and December 31, 2014 was $0.00 per warrant.    The Warrant Purchase Agreement dated as of October 28, 2010 includes certain anti-dilution provisions which adjust the number of warrants and the exercise price per warrant.  On October 28, 2015, the MSD Warrants expired.  The issuance of the CT Energy 9.0% Note, because of the initial conversion price and the CT Warrant of 34,070,820 shares triggered the anti-dilution provisions on the MSD Warrants which resulted in the issuance of 1,547,739 additional warrants during the nine months ended September 30, 2015.  In addition, the exercise price per share for all warrants was repriced to $6.97 per warrant during the nine months ended September 30, 2015.  The warrants are classified as a liability on our consolidated condensed balance sheets and marked to market.  The valuation for the warrants is based primarily on our stock price of $1.39  at September 30, 2015, their remaining life of 0.08 years and their strike price of $6.97 as of September 30, 2015.  We recognized $0.0 million in warrant liability income in our consolidated condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2015 for these warrants.  The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability related to the MSD warrants that were outstanding as of the balance sheet date presented on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,	As of December 31,
	Level	2015	2014
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.39	$1.81
Term (years)		0.08	0.83
Volatility	Level 2 input	67%	67%
Risk-free rate	Level 1 input	0.21%	0.21%
Dividend yield	Level 2 input	0.0%	0.0%
Scenario probability (fundamental change event/debt raise/equity raise)	Level 3 input	0%/100%/0%	0%/100%/0%

CT Warrant

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued a  warrant exercisable for 34,070,820 shares of the Company’s common stock at an initial exercise price of $1.25 per share.  The CT Warrant may not be exercised until the volume weighted average price of the Company’s common stock over any consecutive 30-day period equals or exceeds $2.50 per share.

The CT Warrant can be exercised at the option of the investor in cash or by effecting a reduction in the principal amount of the 15.0% Note (See Note 10 – Debt and Financing).  If the CT Warrant is exercised through the reduction in the principal amount of the 15.0% Note, the reduction will be equal to the amount obtained by multiplying the number of shares of common stock for which the CT Warrant is exercised by (i) the exercise price then in effect divided by (ii) (A) the defined make-whole price with respect to the outstanding principal amount of such 15.0% Note divided by (B) the outstanding principal amount of such 15.0% Note.  The exercise price of the CT Warrant is subject to adjustment upon the occurrence of certain events, including stock issuance, dividend or stock split.

In addition, the holder of the CT Warrant has certain registration rights regarding the CT Warrant and the shares of common stock issuable upon exercise of the CT Warrant.

We have analyzed the CT Warrant to determine whether it should be classified as a derivative liability or equity instrument.  Provisions of the CT Warrant agreement allow for a change in the exercise price of the CT Warrant upon the occurrence of certain corporate events.  These exercise price adjustments incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares therefore the CT Warrant is not considered to be “indexed to the issuer’s own stock” and does not meet the exception from derivative treatment in ASC 815-10-15-74(a).  HNR continues to account for the CT Warrant as a derivative which was marked to market as of September 30, 2015.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Monte Carlo model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.  A Monte Carlo simulation model is used to value the CT Warrant to determine if the Stock Appreciation Date is achieved, which is based on the average stock price over a 30 day period (21 trading days) reaching $2.50.  This requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are based on our estimates of the probability and timing of potential future financings and fundamental transactions. The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet date presented on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$1.39
Exercise price	Level 1 input	$1.25
Stock appreciation date price (hurdle)	Level 1 input	$2.50
Term (warrants)		2.7187
Term (claim date)		0.7186
Term (claim date extended)		1.2202
Volatility	Level 2 input	95.0%
Risk-free rate (warrants)	Level 1 input	0.90%
Risk-free rate (claim date)	Level 1 input	0.26%
Risk-free rate (claim date extended)	Level 1 input	0.41%
Dividend yield	Level 2 input	0.0%
Scenario probability (future draws/no future draws)	Level 3 input	50%/50%

Inherent in the Monte Carlo valuation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the volatility of our common stock based on historical volatility that matches the expected remaining life of the longest instrument in the transaction, seven years. The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the CT Warrant. The expected life of the CT Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

The fair value of the CT Warrant was $40.0 million at issuance and $27.6 million as of September 30, 2015.  We recognized $10.0 million and $12.4 million, respectively, in warrant liability income in our consolidated condensed statement of operations for the three and nine months ended September 30, 2015.

Note 12 – Commitments and Contingencies

Under the agreements with our partners in the Dussafu PSC and Budong PSC, we are jointly and severally liable to various third parties. As of September 30, 2015, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $0.8 million ($2.4 million as of December 31, 2014) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are currently the operator for the Dussafu PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet.  Because we record the accrued expenses net to our ownership percentage, this leaves $0.3 million in fixed obligations as of September 30, 2015 ($0.3 million as of December 31, 2014) attributable to our joint partners’ share not accrued in our balance sheet. Our partners have advanced $0.0 million ($0.5 million as of December 31, 2014) to satisfy their share of these obligations which was $0.3 million as of September 30, 2015 ($0.8 million as of December 31, 2014). As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.  Our investment in the Budong PSC was sold on May 4, 2015.

Kensho Sone, et al. v. Harvest Natural Resources, Inc., in the United States District Court, Southern District of Texas, Houston Division. On July 24, 2013, 70 individuals, all alleged to be citizens of Taiwan, filed an original complaint and application for injunctive relief relating to the Company’s interest in the WAB-21 area of the South China Sea. The complaint alleged that the area belonged to the people of Taiwan and sought damages in excess of $2.9 million and preliminary and permanent injunctions to prevent the Company from exploring, developing plans to extract hydrocarbons from, conducting future operations in, and extracting hydrocarbons from, and the WAB-21 area.  The Company filed a motion to dismiss the suit, which was granted by the district court in August 2014.  The plaintiffs appealed the dismissal.  The Fifth Circuit Court of Appeals heard oral arguments on June 3, 2015 and affirmed the district court’s dismissal on June 4, 2015.  The plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On October 13, 2015, the Supreme Court denied the petition.

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

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Until that application is approved, the funds will remain in the blocked account, and we can give no assurance when OFAC will permit the funds to be released. On April 23, 2014, we received a notice that OFAC had denied our October 26, 2011 application for the return of the blocked funds. Due to the passage of time during the nine months ended September 30, 2015, we recorded a $0.6 million allowance for doubtful accounts to general and administrative costs associated with the blocked payment.   On October 13, 2015, we filed a request that OFAC reconsider its decision, and we continue to believe that the funds will ultimately be released to the Company.

Robert C. Bonnet and Bobby Bonnet Land Services vs. Harvest (US) Holdings, Inc., Branta Exploration & Production, LLC, Ute Energy LLC, Cameron Cuch, Paula Black, Johnna Blackhair, and Elton Blackhair in the United States District Court for the District of Utah. This suit was served in April 2010 on Harvest and Elton Blackhair, a Harvest employee, alleging that the defendants, among other things, intentionally interfered with plaintiffs’ employment agreement with the Ute Indian Tribe – Energy & Minerals Department and intentionally interfered with plaintiffs’ prospective economic relationships. Plaintiffs seek actual damages, punitive damages, costs and attorney’s fees. The court administratively closed the case in 2013. The case was reopened in 2014 as a result of a Circuit Court of Appeals’ ruling.  On November 3, 2015, the court granted a stipulated motion to dismiss with prejudice and the lawsuit was dismissed.

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

On January 15, 2015, HNR Finance and Harvest Vinccler S.C.A submitted a Request for Arbitration against the Government of Venezuela before the International Centre for Settlement of Investment Disputes ("ICSID") regarding HNR Finance's interest in Petrodelta.  The Request for Arbitration set forth numerous claims, including (a) the failure of the Venezuelan government to approve the Company’s negotiated sale of its 51 percent interest in Harvest Holding to Petroandina on any reasonable grounds in 2013-2014, resulting in the termination of the SPA (b) the failure of the Venezuelan government to approve the Company’s previously negotiated sale of its interest in Petrodelta to PT Pertamina (Persero) on any reasonable grounds in 2012-2013, resulting in the termination of a purchase agreement entered into between HNR Energia and PT Pertamina (Persero); (c) the failure of the Venezuelan government to allow Petrodelta to pay approved and declared dividends for 2009; (d) the failure of the Venezuelan government to allow Petrodelta to approve and declare dividends since 2010, in violation of Petrodelta’s bylaws and despite Petrodelta’s positive financial results between 2010 and 2013; (e) the denial of Petrodelta’s right to fully explore the reserves within its designated areas; (f) the failure of the Venezuelan government to pay Petrodelta for all hydrocarbons sales since Petrodelta’s incorporation, recording them instead as an ongoing balance in the accounts of Petroleos de Venezuela S.A. ("PDVSA"), the Venezuelan government-owned oil company that controls Venezuela’s 60 percent interest in Petrodelta, and as a result disregarding Petrodelta’s managerial and financial autonomy; (g) the failure of the Venezuelan government to pay Petrodelta in US dollars for the hydrocarbons sold to PDVSA, as required under the mixed company contract; (h) interference with Petrodelta’s operations, including PDVSA’s insistence that PDVSA and its affiliates act as a supplier of materials and equipment and provider of services to Petrodelta; (i) interference with Petrodelta’s financial management, including the use of low exchange rates Bolivars/US dollars to the detriment of the Company and to the benefit of the Venezuelan government, PDVSA and its affiliates; and (j) the forced migration of the Company’s investment in Venezuela from an operating services agreement to a mixed company structure in 2007.

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

On January 28, 2015, the Delaware court issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A. withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until November 23, 2015 to respond to Petroandina’s complaint.

On February 27, 2015, Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, Branta, LLC and Branta Exploration & Production Company, LLC (together, “Branta,” and together with Harvest US, “Plaintiffs”) filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado.  Plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011.  In the complaint, Plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets.  The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage.  In September 2015, Plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Segment Income (Loss) Attributable to Harvest
Venezuela	$(17)	$(170)	$(125)	$16,862
Gabon	(1,293)	(1,096)	(4,141)	(3,578)
Indonesia	13	(274)	(42)	(9,206)
United States and other	7,009	(2,458)	(21,022)	(17,374)
Income (loss) from continuing operations(a)	5,712	(3,998)	(25,330)	(13,296)
Discontinued operations	—	(142)	—	(503)
Net income (loss) attributable to Harvest	$5,712	$(4,140)	$(25,330)	$(13,799)

(a)	Net of net income (loss) attributable to noncontrolling interests.

	As of September 30,	As of December 31,
	2015	2014
	(in thousands)
Operating Segment Assets
Venezuela	$164,864	$165,214
Gabon	55,307	60,051
Indonesia	19	176
United States and other	18,381	2,602
	238,571	228,043
Discontinued operations	—	3
Total assets	$238,571	$228,046

Note 14 – Related Party Transactions

The noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20 percent) and Petroandina (currently owning 29 percent) are both related parties of the Company.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal was due by January 1, 2016.  Interest payments were quarterly beginning on December 31, 2014.  On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

On June 19, 2015, Harvest sold to CT Energy the 15.0% Note, the 9.0% Note and the CT Warrant and at the same time issued to CT Energy the Series C preferred stock.  Shortly after this transaction two representatives of CT Energy were appointed to Harvest’s board of directors, with CT Energy becoming a related party due to these transactions and actions.  On September 15, 2015, CT Energy converted the 9.0% Note, including accrued interest, into 8,667,597 shares of Harvest’s common stock.  See Note 1 – Organization for more information about the CT Energy transaction.

Note 15 – Mezzanine Equity

In connection with the CT Energy transaction described in Note 1 – Organization, the Company also issued CT Energy 69.75 shares of its newly created Series C preferred stock, par value $0.01 per share.  The primary purpose of the Series C preferred stock was to provide the holder of the 9.0% Note with voting rights equivalent to the common stock underlying the unconverted portion of the 9.0% Note.  The Series C preferred stock was not entitled to receive dividends, had perpetual maturity, and had a $1.00 per share liquidation preference.  On September 15, 2015, upon the conversion of the 9.0% Note, the shares of Series C preferred stock were redeemed.

As discussed in Note 10 – Debt and Financing, no value was attributed to the Series C preferred stock.  Shares of the Series C preferred stock were recorded in temporary equity prior to its redemption in accordance with ASC 480 – Distinguishing Liabilities from Equity, as the redemption of the shares was outside of the control of the Company.

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

Executive Summary

Recent Developments

On July 14, 2015, HNR Finance B.V. (“HNR Finance”) entered into a non-binding term sheet with Corporacion Venezolana Del Petroleo, S.A. (“CVP”) and Petroleos de Venezuela S.A. (“PDVSA”).  The Company indirectly owns 51% of HNR Finance, which owns 40% of Petrodelta, S.A. (“Petrodelta”), in which the Company’s Venezuelan operations are concentrated.  The other 60% of Petrodelta is owned by CVP and PDVSA, both companies owned and controlled by the Government of Venezuela.  The term sheet sets forth a framework for definitive agreements that would govern the restructuring of the management and operations of Petrodelta.  Because the term sheet is non-binding and subject to several conditions precedent, we cannot guarantee that HNR Finance will be able to consummate the transactions contemplated by the term sheet.  Given the concentration of our assets in Petrodelta, our results of operations and financial conditions could be adversely affected if we are unable to consummate the restructuring of the management and operations of Petrodelta, as contemplated by the term sheet.

On September 9, 2015, our stockholders approved all proposals related to the transaction with CT Energy Holding SRL, a Venezuelan-Italian consortium (“CT Energy”). Specifically, the stockholders approved proposals to (i) amend our certificate of incorporation to increase the number of authorized shares of our common stock from 80,000,000 to 150,000,000 so that sufficient shares would be available for issuance to CT Energy under the 9.0% convertible senior secured note (“9.0% Note”) and the warrant issued to CT Energy  (“CT Warrant”) (and also so that we will have a sufficient number of shares available for possible future financings, currency for possible future acquisitions and for future equity-based compensations awards); (ii) approve the issuance of shares of our common stock under the 9.0% Note and the CT Warrant in an amount exceeding 20% of our outstanding voting power or outstanding common stock, in each case determined before such issuance, as required under New York Stock Exchange rules; and (iii) approve the issuance of shares of common stock upon the possible future exercise of preemptive rights granted to CT Energy, which would allow CT Energy to participate in future financings that we may pursue, also as required under New York Stock Exchange rules.

On September 15, 2015, the 9.0% Note and associated accrued interest were converted into 8,667,597 shares of Harvest common stock. The Company recognized a $1.9 million loss on debt conversion.  Immediately after the conversion, CT Energy owned approximately 16.6% of Harvest’s common stock. See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization for further information on the CT Energy transaction.

Operations

Venezuela

During three and nine months ended September 30, 2015, Petrodelta drilled and completed five and fifteen development wells, respectively.  Currently, Petrodelta is operating five drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields.  During three and nine months ended September 30, 2014, Petrodelta drilled and completed three and ten development wells, respectively.

Certain operating statistics for fields operated by Petrodelta are set forth below. This information is provided at 100 percent. The information may not be representative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Thousand barrels of oil sold	3,592	3,840	10,677	11,820
Million cubic feet of gas sold	1,054	735	3,121	1,979
Total thousand barrels of oil equivalent (“BOE”)	3,768	3,963	11,197	12,150
Average BOE per day	40,951	43,064	41,016	44,504
Average price per barrel	$35.35	$84.17	$41.47	$85.70
Average price per thousand cubic feet	$1.54	$1.54	$1.54	$1.54

Petrodelta continues to experience lower revenues due to the decrease in oil prices, higher operating costs due to operational inefficiencies and the exchange rate imbalance, as well as production and drilling issues.

At December 31, 2014 the Company performed a valuation analysis of its investment in Petrodelta.  Current oil prices are similar to those of our valuation at year-end.  Petrodelta continues to incur high operating costs, which are driven mainly by exchange rate imbalances and inefficiencies of ongoing operations. The term sheet signed with PDVSA, through our strategic relationship with CT Energia Holding Ltd. (“CT Energia”), shows a path toward resolving the operating cost situation and existing production problems.  It is management’s belief that these problems will be eliminated once certain agreements are completed and in place which will provide for: (i) independent cash management of Petrodelta´s crude sales that will ensure timely payment of obligations to the government, vendors, debts and dividends, (ii) a financing plan to ensure funding of the capital expenditures that will drive the production growth, (iii) autonomy in drilling, purchasing and contracting functions and (iv) a technical assistance contract through which HNR Finance B.V. will provide critical services and expertise.

With this new operating and financial framework in place, management believes that Petrodelta´s performance should improve due to structurally solving the overstated foreign exchange imbalance, obtaining control and management of drilling, procurement and contracting processes, as well having a ring fenced management of the cash generated and used by Petrodelta.  If successfully completed, we have forecasted Petrodelta´s net income to improve, thereby reversing the adverse financial trend.

It is the Company’s stance that these agreements and the improved performance of Petrodelta are more likely than not of being obtained in the near future, and as such believe that no further impairment of our investment is warranted as of September 30, 2015.

We continue to account for our investment in Petrodelta under the cost method, as we have not seen sufficient progress under our new management agreement with CT Energia that would lead us to believe that we have regained significant influence over the operations of Petrodelta. We will continue to monitor this situation in future periods.

Dussafu Project – Gabon

We have a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions, and we are the operator. The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, are in the third exploration phase of the Dussafu PSC which has been extended to May 27, 2016.  All expenditure commitments on this exploration phase have been completed.

Operational activities during the nine months ended September 30, 2015, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

Central/Inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 sq. km 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity which had been inferred from

2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and we expect will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

During the nine months ended September 30, 2015, we had cash capital expenditures of $0.4 million for site survey ($0.6 million for facility costs during the nine months ended September 30, 2014).

We reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  We impaired the value of this inventory by approximately $0.5 million, leaving $3.4 million related to this inventory as of September 30, 2015.

The Company is considering options to develop, sell or farm down the Dussafu PSC in order to obtain the maximum value from the asset, while maintaining the required liquidity to continue our current operations.

Since approval of the Field Development Plan (“FDP”) in October 2014, Harvest has continued to move toward development of the Ruche Exclusive Exploitation Area. A tender for all the subsea equipment was concluded in January 2015 where prices exceeded the costs employed in the FDP. Efforts continue to negotiate with the lowest priced vendors and to revise the development scheme to bring the projected cost back to the FDP levels. The depth volume from the 2013 3D seismic acquisition over the discovered fields and the outboard area of the license has been received and interpreted. This new data was incorporated into our reservoir models and optimization of well trajectories to maximize oil recovery is ongoing. In addition, the prospect inventory was updated and several prospects have been high graded for drilling in the first half of 2016. To accommodate the drilling schedule, a site survey, including bathymetry and geophysical data gathering with respect to prospects A/B, 6/7 and 8/9, was completed in August 2015. A tender for a drilling rig for the planned well is in progress.

Harvest and its joint venture partner engaged a contractor to undertake a fixed-price, geophysical site survey over multiple potential well locations in the Dussafu block in August 2015.  The survey is a pre-requisite for siting mobile drilling units and other installations required for continuing exploration and development activities over the license.  The survey will provide information about the seabed and shallow geological conditions, essential for the safe siting and operation of these installations.

Results of Operations

The following discussion on results of operations for the three months ended September 30, 2015 and 2014 should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Three Months Ended September 30, 2015 and 2014

We reported a net income attributable to Harvest of $5.7 million, or $0.13 per diluted earnings per share, for the three months ended September 30, 2015, compared with a net loss attributable to Harvest of $4.1 million, or $0.10 per diluted earnings per share, for the three months ended September 30, 2014.

(Income) Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Depreciation and amortization	$27	$34	$(7)
Exploration expense	831	1,065	(234)
Impairment expense - oil and gas properties	540	—	540
General and administrative	5,369	3,878	1,491
Loss on sale of interest in Harvest Holding	—	59	(59)
Gain on sale of oil and gas properties	—	(2,865)	2,865
Change in fair value of warrant liabilities	(9,982)	—	(9,982)
Change in fair value of derivative assets and liabilities	(2,727)	—	(2,727)
Interest expense	1,058	25	1,033
Loss on debt conversion	1,890	—	1,890
Foreign currency transaction gains	(92)	(285)	193
Other non-operating income	(482)	(1)	(481)
Income tax expense (benefit)	(1,850)	2,361	(4,211)
(Income) loss from continuing operations	$(5,418)	$4,271	$(9,689)

Our accounting method for oil and gas properties is the successful efforts method. During the three months ended September 30, 2015, we incurred $0.7 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.1 million related to other general business development activities. During the three months ended September 30, 2014, we incurred $1.1 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations.

During the three months ended September 30, 2015, we incurred $0.5 million of impairment expense for the oilfield inventory related to the Dussafu PSC.  During the three months ended September 30, 2014, we incurred no impairment expense.

The  increase in general and administrative costs for the three months ended September 30, 2015 compared to the three months ended September 30, 2014,  was primarily due to higher employee related costs ($0.7 million), general operations and overhead ($0.3 million), professional fees and contract services ($0.5 million) and travel ($0.1 million) offset by lower taxes other than income ($0.1 million).  Employee costs were higher between periods primarily due to an increase in certain stock-based compensation expense impacted by the change in the Company’s stock price. General business and overhead costs were higher due to higher cost recovery reimbursements billed to projects during the prior year’s quarter.    Contract services were higher primarily related to legal fees.  Taxes other than income were lower between the periods primarily due to lower payroll taxes.    See Part I – Financial Information, Item 1 – Financial Statements, Note 3 – Summary of Significant Accounting Policies, Other Assets for further information.

The $0.1 million loss on the sale of interest in Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”) during the three months ended September 30, 2014 relates to the anticipated sale of our remaining 51 percent equity interest in Harvest Holding to Petroandina Resources Corporation N.V. ("Petroandina") that was subsequently terminated.

The $2.9 million gain on the sale of oil and gas properties during the three months ended September 30, 2014 related to net proceeds from sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area.

The change in the fair value of the warrant liability of $10.0 million during the three months ended September 30, 2015 related to the decrease in fair value of the CT Warrant issued on June 19, 2015.  See Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Warrant Derivative Liabilities for further information.

The change in the fair value of the derivative assets and liabilities of $2.7 million during three months ended September 30, 2015 was related to the increase in the fair value of the embedded derivative assets of $0.8 million and the extinguishment of the derivative liability of $1.9 million valued as of September 14, 2015.  The derivative liability was associated with the 9.0% Note which was converted on September 15, 2015.  See Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Debt and Financing for further information.

The increase in interest expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to higher outstanding debt balances and higher rates of interest during the three months ended September 30, 2015.

The $1.9 million loss on debt conversion was the result of the difference between the September 14, 2015 fair value of the 9.0% convertible note with embedded derivative liability of $11.1 million, plus the accrued interest and amortized debt discount of $0.2 million less the fair value of the 8,667,597 shares issued upon conversion at September 15, 2015.

We recognized a $0.1 million gain on foreign currency transactions for the three months ended September 30, 2015 compared to $0.3 million gain on foreign currency transactions for the three months ended September 30, 2014.  The gains in 2015 and 2014 were primarily associated with a favorable change in the Bolivar denominated liabilities.

The increase in non-operating income of $0.5 million for the three months ended September 30, 2015 compared to non-operating income for the three months ended September 30, 2014 was primarily due to the reduction of estimated final settlement costs associated to prior financings.

We had an income tax benefit for the three months ended September 30, 2015 of $1.9 million compared to an income tax expense of $2.4 million for the three months ended September 30, 2014.  The benefit during the three months ended September 30, 2015 was primarily attributable to a reduction in the valuation allowance against the Company’s deferred tax assets and a decrease in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2013, we determined that we would have sufficient taxable income in the U.S. from the expected sale of the remaining equity interest in Harvest Holding that caused us to remove the valuation allowance recorded against our net U.S. deferred tax assets. Consistent with that assumption we recognized a current tax benefit associated with operating losses incurred in the U.S. for the three months ended September 30, 2014.  However during the same period the recognized current tax benefit was offset by deferred tax expenses associated with additional undistributed earnings from foreign subsidiaries and the removal of deferred tax assets attributable to cancelled stock options. These transactions resulted in the recognition of the income tax expense noted above for the three months ended September 30, 2014.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. due to the termination of the sale of the remaining equity interest in Harvest Holdings.  We have not recognized a tax benefit on the Company’s losses arising during the three months ended September 30, 2015; although, the valuation allowance was reduced by an expected refund of $1.8 million of alternative minimum tax from the carryback of 2014 losses to 2013.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.3 million for the three months ended September 30, 2015 compared to net loss attributable to noncontrolling interests of $0.3 million for the three months ended September 30, 2014.  The net loss attributable to noncontrolling interests during the three months ended September 30, 2015 and 2014 was related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.

Discontinued Operations

Consistent with the results in our 2014 Form 10-K, our Oman and Colombia operations have been classified as discontinued operations.  Losses from discontinued operations were:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Oman	$—	$(2)
Colombia	—	(140)
Net loss from discontinued operations	$—	$(142)

Nine Months Ended September 30, 2015 and 2014

We reported a net loss attributable to Harvest of $25.3 million, or $0.59 diluted earnings per share, for the nine months ended September 30, 2015, compared with a net loss attributable to Harvest of $13.8 million, or $0.33 diluted earnings per share, for the nine months ended September 30, 2014.

(Income) Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Depreciation and amortization	$83	$168	$(85)
Exploration expense	3,338	4,546	(1,208)
Impairment expense	540	7,610	(7,070)
General and administrative	15,044	15,082	(38)
Loss on sale of interest in Harvest Holding	—	1,416	(1,416)
Gain on sale of oil and gas properties	—	(2,865)	2,865
Change in fair value of warrant liabilities	(12,400)	—	(12,400)
Change in fair value of derivative assets and liabilities	(3,284)	—	(3,284)
Interest expense	1,909	87	1,822
Loss on issuance of debt	20,402	—	20,402
Loss on debt conversion	1,890	—	1,890
Loss on extinguishment of long-term debt	—	4,749	(4,749)
Foreign currency transaction gains	(172)	(75)	(97)
Other non-operating (income) expense	(482)	215	(697)
Income tax expense (benefit)	(630)	1,319	(1,949)
Earnings from investment affiliate	—	(34,949)	34,949
(Income) loss from continuing operations	$26,238	$(2,697)	$28,935

Our accounting method for oil and gas properties is the successful efforts method. During the nine months ended September 30, 2015, we incurred $3.0 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.3 million related to other general business development activities. During the nine months ended September 30, 2014, we incurred $3.9 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.6 million related to other general business development activities.

During the nine months ended September 30, 2015, we incurred $0.5 million of impairment expense for the oilfield inventory related to the Dussafu PSC.  During the nine months ended September 30, 2014, we impaired $7.6 million related to the Budong PSC in Indonesia.

The decrease in general and administrative costs for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, was primarily due to lower employee related costs ($1.1 million), travel ($0.2 million) and taxes other than income ($0.7 million) offset by higher general operations and overhead ($1.2 million) and professional fees and contract services ($0.8 million).  Employee costs were lower between periods primarily due to a reduction in staffing in our foreign offices and a reduction in certain stock-based compensation expense impacted by the change in the Company’s stock price.  Taxes other than income were lower between the periods primarily due to lower payroll taxes.  General business and overhead costs were higher due to higher cost recovery reimbursements billed to projects during the prior year offset by the $0.6 million allowance for doubtful accounts associated with the $1.1 million blocked payment in Other Assets on our balance sheet in 2015. Professional and contract services were higher primarily in legal fees ($1.7 million) and contract services ($1.0 million) offset by lower audit, tax and other professional fees ($1.9 million).  See Part I – Financial Information, Item 1 – Financial Statements, Note 3 – Summary of Significant Accounting Policies, Other Assets for further information.

The $1.4 million loss on the sale of interest in Harvest Holding during the nine months ended September 30, 2014  related to costs incurred in connection with the anticipated sale of our remaining 51 percent equity interest in Harvest Holding to Petroandina Resources Corporation N.V. that was subsequently terminated.

The $2.9 million gain on the sale of oil and gas properties during the nine months ended September 30, 2014 related to net proceeds from sale of our rights under a petroleum contract with China National Offshore Oil Corporation for the WAB-21 area.

The change in fair value of the warrant liability of $12.4 million during the nine months ended September 30, 2015 was related to the decrease in fair value of the CT Warrant issued to CT Energy on June 19, 2015.  See Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Warrant Derivative Liabilities for further information.

The change in the fair value of the derivative assets and liabilities of $3.3 million during nine months ended September 30, 2015 was related to the increase in the fair value of the embedded derivative asset of $1.0 million and the decrease in fair value of the derivative liability related to the 9.0% Note which was converted on September 15, 2015.  See Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Debt and Financing for further information.

The increase in interest expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to higher debt balances and higher rates of interest during the nine months ended September 30, 2015.

On June 19, 2015, we issued the CT Warrant, 9.0% and 15.0% Notes, a 15.0% additional draw note and Series C preferred stock in connection with the Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and liabilities in the notes and determined that the CT Warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (See Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock, the 9.0% and 15.0% Notes and the 15.0% additional draw note. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive loss for the nine months ended September 30, 2015.

The $1.9 million loss on debt conversion was the result of the difference between the September 14, 2015 fair value of the 9.0% convertible note with embedded derivative liability of $11.1 million, plus the accrued interest and amortized debt discount of $0.2 million less the fair value of the 8,667,597 shares issued upon conversion at September 15, 2015.

During the nine months ended September 30, 2014, we incurred a loss on extinguishment of debt of $4.7 million in connection with the repayment of our 11% Senior Notes due 2014.

We recognized a $0.2 million gain on foreign currency transactions for the nine months ended September 30, 2015 compared to $0.1 million gain on foreign currency transactions for the nine months ended September 30, 2014.  The gains in 2015 and 2014 were primarily associated with a favorable change in the Bolivar denominated liabilities.

The non-operating income of $0.4 million for the nine months ended September 30, 2015 was primarily related to the reduction of estimated final settlement costs associated to prior financings compared to non-operating expense of $0.2 million for the nine months ended September 30, 2014 for costs related to our strategic alternative process and evaluation.

We had an income tax benefit for the nine months ended September 30, 2015 of $0.6 million compared to an income tax expense of $1.3 million for the nine months ended September 30, 2014.  The benefit for the nine months ended September 30, 2015 was primarily attributable to a reduction in the valuation allowance against the Company’s deferred tax assets offset by an increase in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holding.  We have not recognized a tax benefit on the Company’s losses arising during the nine months ended September 30, 2015; although the valuation allowance was reduced by an expected refund of alternative minimum tax from the carryback of 2014 losses to 2013.

Through December 31, 2014, we included the results of Petrodelta in our financial statements under the equity method per the Accounting Standards Codification “ASC 323 – Investments – Equity Method”.  We ceased recording earnings from Petrodelta in the second quarter of 2014 due to the expected sales price of the second tranche under the Share Purchase Agreement approximating the recorded value of our investment in Petrodelta.  During the nine months ended September 30, 2015  we recognized no equity in earnings from our investment in Petrodelta compared to $34.9 million during the nine months ended September 30, 2014.  In December 2014 we determined that we no longer have a significant degree of influence with this partnership.  As a result of these conditions, we began reporting our investment in Venezuela using the cost method of accounting effective December 31, 2014.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.9 million for the nine months ended September 30, 2015 compared to net income attributable to noncontrolling interests of $16.0 million for the  nine months ended September 30, 2014.  The net loss attributable to noncontrolling interests in 2015 was related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.  The net income attributable to noncontrolling interest in 2014 was primarily related to recognizing equity in earnings from our investment in Petrodelta.

Discontinued Operations

Consistent with the results in our 2014 Form 10-K, our Oman and Colombia operations have been classified as discontinued operations.  Losses from discontinued operations were:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Oman	$—	$(27)
Colombia	—	(476)
Net loss from discontinued operations	$—	$(503)

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

Historically, prior to the transaction pursuant to the Purchase Agreement with CT Energy, our primary ongoing source of cash had been dividends from Petrodelta, issuance of debt and the sale of oil and gas properties. Our primary use of cash has been to fund oil and gas exploration projects, principal payments on debt, interest, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and gas properties. As is common in the oil and gas industry, we have various contractual commitments pertaining to exploration, development and production activities.  See the consolidated condensed financial statements and notes thereto included in our 2014 Form 10-K for our contractual commitments.

The Company plans to either further develop, farm down, or sell (or a combination of these options) the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.  The development of, or a transaction regarding, the Dussafu project and the success of negotiations between PDVSA, CT Energy, and HNR Finance for the management of Petrodelta will directly impact our future earnings, cash flows, and balance sheet.  Without these transactions or additional financings or other sources of cash, we may not have sufficient liquidity for operations or capital requirements.  There can be no guarantee of realizing the value of our exploration and exploitation acreage or suspended wells in the Dussafu project or our investment in Petrodelta or that we can obtain further financings or sources of cash.

On June 19, 2015, CT Energy purchased from the Company 9.0% and 15.0% Notes and the CT Warrant. The Company immediately received gross proceeds of $32.2 million from the sale of the securities.  The Company used $9.6 million of these proceeds to repay its existing debt plus accrued interest and certain financing fees. The remaining proceeds will be used to position the Company for long-term growth, both in Venezuela and Gabon as well as to fund general and administrative costs.  On September 15, 2015, the 9.0% Note and associated accrued interest was converted into 8,667,597 shares of Harvest common stock.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization for further information.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal was due by January 1, 2016.  Interest payments were to be paid quarterly beginning on December 31, 2014. On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

Accumulated Undistributed Earnings of Foreign Subsidiaries

Under ASC 740-30-25-17, no deferred tax liability should be recorded if sufficient evidence shows that the subsidiary has invested or will invest these undistributed earnings or that these earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements, and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Code and regulations.

Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations.    During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of these earnings to the parent company, with consideration of the sale of non-U.S. assets. Because management was pursuing various alternatives, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries of $89.9 million in the fourth quarter of 2013. Primarily due to the recognition of the $355.7 million pre-tax impairment of our investment in Petrodelta in 2014, the balance decreased by $75.2 million to $14.7 million as of December 31, 2014.  When the sale of the remaining interest in Harvest Holding was terminated, the deferred tax liability was thereafter considered long-term.

As of September 30, 2015, the book-tax outside basis difference in our foreign subsidiary, HNR Energia B.V., resulting from unremitted earnings was approximately $45.1 million.  The basis difference has been reduced by the combining of HNR Energia B.V.’s positive earnings with the negative earnings of its exploration subsidiaries.  The balance in long-term deferred tax liability associated with the unremitted earnings of our foreign subsidiaries is $15.7 million.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(17,821)	$(33,953)
Net cash used in investing activities	(499)	(1,672)
Net cash provided by (used in) financing activities	23,537	(76,322)
Net increase (decrease) in cash	$5,217	$(111,947)

	As of September 30,	As of December 31,
	2015	2014

	(in thousands, except ratios)
Working capital	$8,253	$(12,943)
Current ratio	2.2	0.4
Total cash, including restricted cash	$11,802	$6,610
Total debt (net of discount)	$106	$13,709

The balance of the 15.0% Note of $25.2 million has been recorded net of the discount related to the value allocated to the embedded derivatives and warrant.  The unamortized discount was $25.1 million at September 30, 2015.  The Company will accrete the discount over the life of the notes using the interest method.  At December 31, 2014, all debt was recorded at face value with no discount.

Working Capital

The increase in working capital of $21.2 million between December 31, 2014 and September 30, 2015 was primarily to due cash proceeds from issuance of debt and the CT Warrant in the CT Energy transaction offset by cash used to fund our loss from operations, capital expenditures and payments on notes payable.

Cash Flow from Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was approximately $17.8 million ($34.0 million during the nine months ended September 30, 2014). The $16.2 million decrease in use of cash was primarily due to increases in accounts payable, accrued expenses, notes payable noncontrolling interest owners and income taxes payable. During the nine months ended September 30, 2014, we had certain non-recurring payments for a seismic project in Gabon ($9.9 million), closing fees related to the terminated sale of Harvest Holding ($1.4 million) and income taxes ($2.2 million).

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Budong PSC	$—	$1
Dussafu PSC	403	593
Other	96	9
Total additions of property and equipment	$499	$603

In addition to cash capital expenditures, during the nine months ended September 30, 2014, we:

•	Paid $3.7 million in transaction costs associated with the failed sale of Harvest Holding;
•	Received $2.9 million in net proceeds from the sale of oil and gas properties;
•	Advanced $0.4 million to Petrodelta for continuing operations costs;
•	Had $0.1 million in restricted cash returned.

Cash Flow from Financing Activities

During the nine months ended September 30, 2015, we:

•	Repaid $7.6 million of our note payable to Petroandina and repaid a bridge loan of $1.3 million of our note payable to CT Energy;
•	Received $33.5 million in proceeds from issuance of debt;
•	Received $0.5 million in contributions from noncontrolling interest owners;
•	Incurred $1.6 million in legal and other fees associated with the CT Energy financing.

During the nine months ended September 30, 2014, we:

•	Repaid $79.8 million of our 11% Senior Notes;
•	Incurred $0.8 million in debt extinguishment costs;
•	Received $2.0 million from issuance of note payable to noncontrolling interest owners;
•	Received $1.4 million from issuance of common stock;
•	Received $1.0 million in contributions from noncontrolling interest owners;
•	Incurred $0.1 million in treasury stock purchases.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gain attributable to our international operations was $0.2 million for the nine months ended September 30, 2015 compared to $0.1 million gain on foreign currency transactions for the nine months ended September 30, 2014.  The gains in 2015 and 2014 are primarily associated with favorable changes in the Bolivar denominated liabilities. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar (“USD”). They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”) (199.42 Bolivars per USD).

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela for the year ended December 31, 2014 was 68.5 percent.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2014 Form 10-K. Our outlook with regards to market risk for the nine months ended September 30, 2015 does not differ materially from that discussed in the 2014 Form 10-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of September 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I – Information, Item 1- Financial Statements, Note 12 – Commitments and Contingencies and our 2014 Form 10-K for a description of certain legal proceedings, including material developments in such legal proceedings.

Item 1A.  Risk Factors

We face a number of significant risks and uncertainties in our business, which are detailed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as well as summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

Item 6.     Exhibits

(a) Exhibits

2.1

Securities Purchase Agreement, dated as of June 19, 2015, between Harvest Natural Resources, Inc., Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK), Harvest Offshore China Company, and CT Energy Holding SRL. (Incorporated by reference to our Form 8-K filed on June 22, 2015)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to our Form 10-Q filed on November 9, 2010)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (Incorporated by reference to our Registration Statement on Form S-3 filed on September 29, 2015)
3.3	Restated Bylaws as of May 15, 2015. (Incorporated by reference to our Form 8-K filed on May 15, 2015)
3.4	Certificate of Designations of Series C Preferred Stock of Harvest Natural Resources, Inc. filed on June 19, 2015. (Incorporated by reference to our Form 8-K filed on June 22, 2015)

4.1	Form of Common Stock Certificate. (Incorporated by reference to our Form 10-K filed on March 17, 2008)
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

10.1 *†	Amendment to the 2010 Long Term Incentive Plan, adopted September 9, 2015.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

**Furnished herewith.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: November 9, 2015	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 9, 2015	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer