Form 10-K/A
period 2015-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2016-04-29
CIK 845289

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.  Class:  Common Stock, par value $0.01 per share, on April 25, 2016, shares outstanding: 51,415,164.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

HARVEST NATURAL RESOURCES, INC.

FORM 10-K/A

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amended Report”) is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016 (the “2015 10-K”), to include information previously omitted from the 2015 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company’s definitive proxy statement will not be filed within 120 days after the end of the Company’s 2015 fiscal year.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amended Report under Item 15 of Part IV hereof.

Except as stated herein, the Company has not modified or updated disclosures presented in the 2015 10-K in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our 2015 10-K or modify or update those disclosures, including the exhibits to the 2015 10-K, affected by subsequent events. As such, our 2015 10-K continues to speak as of March 29, 2016 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the 2015 10-K and our other reports filed with the SEC subsequent to the filing of our 2015 10-K, including any amendments to those filings.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The Company’s Board is comprised of seven members:

Stephen D. Chesebro’

Appointed Director in October 2000

Age 74

Mr. Chesebro’ has served as the Chairman of the Board of the Company since 2001. From December 1998 until he retired in 1999, he served as President and Chief Executive Officer of PennzEnergy, the independent oil and gas exploration and production company that was formerly a business unit of Pennzoil Company. From February 1997 to December 1997, Mr. Chesebro’ served as Group Vice President – Oil and Gas and from December 1997 until December 1998 he served as President and Chief Operating Officer of Pennzoil Company, an integrated oil and gas company. From 1993 to 1996, Mr. Chesebro’ was Chairman and Chief Executive Officer of Tenneco Energy. Tenneco Energy was part of Tenneco, Inc., a worldwide corporation that owned diversified holdings in six major industries. Mr. Chesebro’ is an advisory director to Preng & Associates, an executive search consulting firm. In 1964, Mr. Chesebro’ graduated from the Colorado School of Mines. He was awarded the school’s Distinguished Achievement Medal in 1991 and received his honorary doctorate from the institution in 1998. He currently serves on the school’s visiting committee for petroleum engineering, and is a member of the Colorado School of Mines Foundation Board of Governors. In 1994, Mr. Chesebro’ was the first American awarded the H. E. Jones London Medal by the Institution of Gas Engineers, a British professional association.

Oswaldo Cisneros

Appointed Director in June 2015

Age 75

Mr. Cisneros started his career in the soft drink industry in 1961 and served as the president of Pepsi Cola Venezuela until 1996, when the Cisneros Group undertook a strategic alliance with the Coca Cola Company.  Mr. Cisneros also served as the president of Telcel Celular, C.A., a partner of Bellsouth International.  Mr. Cisneros currently serves as president and is a shareholder of the following companies:  Corporación Digitel, a telecom company, Maritime Contractors de Venezuela, an oil drilling services company, Fabrica Nacional de Vidrios, a glass bottle manufacturer, and Central Azucarero Portuguesa, a sugar mill factory.  Mr. Cisneros received a degree in Business Administration from Babson College, USA, in 1961.

- 1  -

Francisco D’Agostino

Appointed Director in June 2015

Age 41

From 1996 to 1999, Mr. D’Agostino was vice president - Finance of Dayco Holding Corp, his family’s real estate management and construction company.  From 2000 to 2010, he served as director and president of Grupo Empresarial Alfa-Caracas, Venezula, a real estate management and construction company.  Since 2000 he has served as director and vice president of Private Banking at Banco Occidentel de Descuento – Caracas, Venezuela, and since 2007 he has also served as president of D’Agostino & Company, Ltd., a financial advisory and investment firm.  In 2008, he founded and has served as president of Element Capital Group – Panama City, Panama, an asset management firm.  Mr. D’Agostino is a director of Dayco Telecom-Venezuela, a Venezuelan internet company; BancAmerica – Dominican Republic, a commercial bank; and Fundacion Dayco – Caracas, a Venezuelan family charitable foundation.  Mr. D’Agostino graduated from Boston College with a Bachelor of Science in Economics and Finance.

James A. Edmiston

Elected Director in May 2005

Age 56

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

Robert E. Irelan

Appointed Director in February 2008

Age 69

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

Edgard Leal

Appointed Director in June 2015

Age 74

Since 2005 Mr. Leal has served as a director of Leal, Leal & Associados, an advisory service to Venezuelan companies and investor groups, and as managing director of Asesorias y Servicios Gaspetro, C.A., an advisory services company. From 1998 to 2006, Mr. Leal was Senior Associate of Cambridge Energy Research Associates, providing advisory services to Latin American oil and gas companies.  From 1980 to 2003, he was a director of Shipowners Mutual Protection and Indemnity, an insurance company. From 1998 to 2001, he was vice president of Banco Caracas, a private section bank in Venezuela. From 1994 to 1998, he was president of Centro de Aralisis y Negociacion – Internacional, C.A., providing advisory services to banks and other financial institutions in Venezuela.  From 1975 to 1994, he served as a director, president of Bariven and a managing director of Petroleos de Venezuela (PDVSA), managing the centralized finances for PDVSA.  From 1989 to 1990, Mr. Leal was the Commissioner of the President of Venezuela, negotiating foreign commercial bank debt with international banks.  From 1969 to 1975, he was a Vice President of CitiBank, managing its credit and public sector lending in Venezuela.  From 1966 to 1975, Mr. Leal represented the Government of Venezuela in the Economic Commission of the Organization of Petroleum-Exporting Countries; from 1963 to 1966 he served as Assistant to the Minister Counselor for Petroleum Affairs in the Embassy of Venezuela in the United States, conducting discussions with the U.S. Department of Energy on the U.S. Oil Import Program. Mr. Leal received a Bachelor of Arts degree in Economics from Rollins College in 1962 and a Master of Arts degree in Economics from Catholic University of America in 1966.

- 2  -

Patrick M. Murray

Appointed Director in October 2000

Age 73

In 2007, Mr. Murray retired from Dresser, Inc. He had been the Chairman of the Board and Chief Executive Officer since 2004. Dresser, Inc. is an energy infrastructure and oilfield products and services company. From 2000 until becoming Chairman of the Board, Mr. Murray served as President and Chief Executive Officer of Dresser, Inc. Mr. Murray was President of Halliburton Company’s Dresser Equipment Group, Inc.; Vice President, Strategic Initiatives of Dresser Industries, Inc.; and Vice President, Operations of Dresser, Inc. from 1996 to 2000. Mr. Murray has also served as the President of Sperry-Sun Drilling Services from 1988 through 1996. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and served in a variety of increasingly senior management positions.    Mr. Murray is on the board of the World Affairs Council of Dallas Fort Worth.  He is on the board of advisors for the Maguire Energy Institute at the Edwin L. Cox School of Business, Southern Methodist University, and a member of the Board of Regents of Seton Hall University. Mr. Murray holds a B.S. degree in Accounting and a Master of Business Administration from Seton Hall University. He served for two years in the U.S. Army as a commissioned officer.

- 3  -

EXECUTIVE OFFICERS

The following table provides information regarding each of our executive officers.

Name	Age	Position
James A. Edmiston *	56	President and Chief Executive Officer
Stephen C. Haynes	59	Vice President, Finance, Chief Financial Officer and Treasurer
Keith L. Head	58	Vice President, General Counsel and Corporate Secretary
Karl L. Nesselrode	58	Vice President, Engineering & Business Development
Robert Speirs	60	Senior Vice President, Eastern Operations

*  See Mr. Edmiston’s biography on page 2.

Stephen C. Haynes has served as our Vice President, Finance, Chief Financial Officer and Treasurer since May 19, 2008. Mr. Haynes performed various financial consulting engagements from January 1, 2008 until his appointment with Harvest. Previously, he served as Chief Financial Officer for Cygnus Oil and Gas Corporation for the period February 1, 2006 through December 31, 2007. Before joining Cygnus, Mr. Haynes was the Corporate Controller with Carrizo Oil and Gas for the period January 1, 2005 through January 31, 2006. Mr. Haynes served as an independent consultant from March 2001 through the end of 2004. From March 1990 through December 2000, Mr. Haynes served in a series of increasing responsibilities in international managerial and executive positions with British Gas, culminating in his appointment as Vice President-Finance of Atlantic LNG, a joint venture of British Gas and several industry partners in Trinidad and Tobago. Mr. Haynes is a Certified Public Accountant, holds a Master of Business Administration degree with a concentration in Finance from the University of Houston and a Bachelor of Business Administration degree in Accounting from Sam Houston State University. He also attended the Executive Development Program at Harvard University.

Keith L. Head has served as our Vice President, General Counsel and Corporate Secretary since May 7, 2007. He joined Texas Eastern upon graduation from law school and remained with the same organization through mergers with Panhandle Eastern, Duke Energy Corporation and Cinergy Corp. Mr. Head held various business development positions with Duke Energy Corporation from 1995 to 2001. His corporate development work included the identification, evaluation and negotiation of acquisitions in Latin America, North America and the United Kingdom. Mr. Head was Senior Vice President and General Counsel at Duke Energy North America from 2001 to 2004 and Associate General Counsel of Duke Energy Corporation from 2004 through December 2006. After leaving Duke Energy, Mr. Head joined Harvest in May 2007.  He is a board member of the Houston chapter of The General Counsel Forum and formerly served as president of the board for the Texas Accountants and Lawyers for the Arts.  Mr. Head holds a Bachelor of Science degree in Business Administration from the University of North Carolina. He received both a Juris Doctorate and Masters in Business Administration from the University of Texas in 1983.

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

From January 1, 2015 until June 19, 2015, our audit committee consisted of Patrick M. Murray as Chairman, Igor Effimoff, H. H. Hardee and J. Michael Stinson.  On June 19, 2015, in connection with a financing involving CT Energy Holding SRL, the Company’s Board of Directors accepted the resignations of Dr. Effimoff, Mr. Hardee and Mr. Stinson and appointed Mr. Oswaldo Cisneros, Mr. Francisco D’Agostino and Mr. Edgard Leal as Board members, effective the same date.  The Board determined that Mr. Leal is independent for the purposes of the NYSE and its own internal policies.  Effective as of June 30, 2015, the audit committee of the Board is comprised of Mr. Murray as Chairman, Mr. Leal and Mr. Robert Irelan.

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

The Audit Committee acts as a liaison between our independent registered public accounting firm and the Board, and it has the sole authority to appoint or replace the independent registered public accounting firm and to approve any non-audit relationship with the independent registered public accounting firm. Our internal audit function and the independent registered public accounting firm report directly to the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (“Section 16(a)”) requires our directors, executive officers and beneficial holders of more than 10 percent of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our stock. Based solely upon our review of SEC Forms 3, 4 and 5 and any amendments thereto furnished to us, to our knowledge, during fiscal year 2015, our officers, directors and 10 percent stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Company’s Compensation Discussion and Analysis explains the key elements of our executive compensation program for our President and Chief Executive Officer and our other named executive officers whose 2015 compensation is in the Executive Compensation Tables starting on page 15.

•	James A. Edmiston, President and Chief Executive Officer (CEO);
•	Stephen C. Haynes, Vice President, Finance, Chief Financial Officer and Treasurer;
•	Robert Speirs, Senior Vice President, Eastern Operations;
•	Karl L. Nesselrode, Vice President, Engineering & Business Development; and
•	Keith L. Head, Vice President, General Counsel and Corporate Secretary.

Executive Summary

Our Company focuses on acquiring exploration, development, and producing properties in proven and active hydrocarbon systems. We hold interests in the Bolivarian Republic of Venezuela (“Venezuela”) and exploration acreage offshore Gabon.  We operate from our Houston, Texas headquarters with an office in Venezuela, and a field office in Port Gentil, Gabon.

Performance Highlights

2015 held many challenges for the Company. Among the accomplishments were:

•

In June of 2015, we entered into a securities purchase agreement with CT Energy Holdings SRL to sell certain securities including a senior secured non-convertible note, a senior secured note convertible into our common stock and a warrant to purchase additional shares of common stock.  This agreement provided for essential liquidity of the Company and the opportunity to restructure our interest in Petrodelta, S.A. (“Petrodelta”).

•	Our shareholders overwhelming approved the above securities purchase agreement with over 95% approval of shareholders who voted.
•	We negotiated and signed a non-binding term sheet with PDVSA that sets forth a framework for definitive agreements for the restructuring of the management and operations of Petrodelta.
•	We secured the approval of a four billion Venezuelan Bolivar loan to Petrodelta by CT Energia Holding Ltd. which would stabilize its balance sheet and eliminate exchange rate differences.
•	We completed 3D processing in Gabon which has significantly enhanced our prospect inventory.
•	We negotiated an optional two-year extension to the Dussafu exploration term in Gabon.

•	We completed the sale of Budong Budong, liquidated the Indonesian Branch of Harvest Far East and closed the Singapore office.

•	We reduced general overhead expenses 36 percent from year-end 2014 to year-end 2015.

Compensation Highlights

•	For the second year, no salary increases were given during the annual review process due to the continuing financial considerations.
•	As of March 2016, all executive salaries have been deferred until resolution or improvement of the Company’s financial situation.

- 6  -

•	Annual cash incentive awards for executive officers for 2015 performance have been deferred until resolution or improvement of the Company’s financial situation.
•	Long-term incentive awards were granted, consisting of approximately 30 percent restricted stock units and 70 percent stock options.

The following graphs highlight the Company results for 2015:

The Human Resources Committee (the “Committee”) of the Board of Directors has the discretion to exercise their judgment in weighing the achievement of specific performance measures.  For 2015, it again considered total shareholder return (“TSR”), reserves, social responsibility/governance and safety as well as strategic individual objectives for the named executive officers.  TSR was down 76%.  We calculate TSR as current year-end closing share price minus prior year closing share price divided by prior year closing share price.  Annual net production of Petrodelta, net to our ownership interest, in 2015 was down 4% over the prior year in Petrodelta.  There were no Foreign Corrupt Practices Act (“FCPA”) incidents in 2015, and the Company was accident-free in 2015.

Compensation Philosophy

Our compensation philosophy is to offer a competitive total compensation package to enable us to attract, motivate and retain key executives. Our compensation objectives include:

•	Offering total compensation that is competitive with a select peer group;
•	Providing annual cash incentive awards that take into account performance factors weighted by both corporate and individual goals;
•	Aligning the interest of executive officers and directors with stockholder value creation by providing significant equity based long-term incentives.

- 7  -

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

Say-on-Pay Results

We hold our Say-on-Pay vote every other year.  At our September 9, 2015 annual stockholders meeting, Harvest received support for our compensation program with approval from approximately 76.5% of the stockholders who voted.  The Committee considered this support when contemplating potential changes to the Company’s compensation.

Setting Executive Compensation

Our compensation program consists of base salary, annual performance-based incentive awards, long-term incentives and personal benefits.  Base salary and annual performance based incentive awards are cash-based. Long-term incentives typically consist of stock options, stock appreciation rights, restricted stock units and/or restricted stock awards. The Committee reviews the compensation recommendations from the CEO and our independent consultants’ advice on competitive trends regarding base salary, annual incentive awards and long-term incentives. The Committee exercises its collective judgment in establishing executive compensation based on performance, compensation history and market information. The recommendations are then made to the full Board of Directors for its approval.

The Role of the Compensation Consultant; Compensation Consultant Independence

In 2015, the Committee again engaged Frost Human Resource Consulting (“Frost HR Consulting”) as the Committee’s independent compensation consultant, to benchmark our executive officer compensation levels with similar positions in our industry peer group. The Committee reviews the relationship annually for any conflicts of interest. To ensure Frost HR Consulting’s independence:

•	The Committee directly retained and has the authority to terminate Frost HR Consulting.
•	Frost HR Consulting reports directly to the Committee and its Chairperson.
•	Frost HR Consulting meets regularly in executive sessions with the Committee.
•	Frost HR Consulting has direct access to all members of the Committee during and between meetings.
•	Interactions between Frost HR Consulting and management generally are limited to data gathering and discussions regarding information which has or will be presented to the Committee.
•	Frost HR Consulting has procedures in place to prevent conflicts of interest.
•	Frost HR Consulting does not have any business or personal relationship with any member of management or the Committee.
•	Frost HR Consulting consultants do not own any of our stock.

Peer Group and Compensation Surveys

The Committee considered market information from 2014 and 2015 compensation surveys and peer company proxy statements in determining compensation for each of the executive officers.  The Committee reviews proxy statement data from a peer group of companies.  The surveys used for benchmarking included:

•	Economic Research Institute 2015 Executive Compensation Assessor
•	William M. Mercer 2014 Energy Industry Compensation Survey

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

The Committee selects peer companies for their shared similarities, including a common industry oil exploration focus, assets, market capitalization and enterprise value, among other factors. Revenue at the peer companies range from $11.5 million to $1148.3 million.

• Carrizo Oil and Gas Inc.	• Halcón Resources, LLC
• Contango Oil and Gas Inc.*	• PDC Energy Inc.
• FX Energy, Inc.	• PetroQuest Energy, Inc.
• Gastar Exploration Ltd.	• VAALCO Energy, Inc.
• Gran Tierra Energy, Inc.*	• Yuma Energy, Inc.*
• Gulfport Energy, Corp.	• ZaZa Energy Corp.
* New in 2015

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

Base Salary

We pay base salaries to our executive officers to compensate them for specific job responsibilities during the calendar year. In determining base salaries for our executive officers, the Committee considers market and competitive benchmark data for the executive’s level of responsibility targeting between the 50th and 75th percentile of executive officers in comparable companies, with variation based on individual executive skill sets. Compared to 2015 market data, our base salaries were between 91% and 110% of the target market median.

Based on our current financial situation, the Committee did not recommend salary increases in 2016 for the CEO and the other named executive officers.  In March 2014, the CEO and other named executive officers received an average salary increase of 3%.

Base Salary-Annualized	Edmiston	Speirs	Haynes	Nesselrode	Head
2014	$588,000	$370,000	$314,000	$289,000	$283,000
2015	$588,000	$370,000	$314,000	$289,000	$283,000
2016	$588,000	$370,000	$314,000	$289,000	$283,000

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

Among these corporate goals, total shareholder return was weighted at 60%.  The Company realized a total shareholder return of negative 76%, due in part to declining oil prices. This total shareholder return places Harvest in the 3rd quartile among its peer group.

Reserves/Production/Estimated Market Value (EMV) was weighted at 30%. Production decreased by approximately 4% over 2014 at Petrodelta, our Venezuelan affiliate.

Social Responsibility and Governance was weighted at 10% and is used at the discretion of the Committee in deciding the final corporate rating. As expected, there were no violations of our FCPA and Ethics and Business Conduct policies and the Company was accident-free in 2015.

- 10  -

Individual performance and operational results were combined with the Company performance results and weighted equally to determine each executive’s final annual incentive award. Target award levels for annual incentives are set at 100% of base salary for the CEO and 60% of base salary for the other named executive officers. For 2015 performance, the CEO and the other named executive officer’s individual awards were eligible for 65% of their bonus targets.  However, these bonuses have been deferred and will not be paid until the outcome of the sale of Gabon and/or resolution of the sale of Petrodelta.

Long-Term Incentive Compensation

Long-term incentive awards have been granted under our 2001, 2004, 2006 and 2010 Long Term Incentive Plans (“LTIPs”), and the awards are granted to our executive officers to align their personal financial interests with our stockholders. The LTIPs include provisions for stock options, stock appreciation rights (SARs), restricted stock, restricted stock units and cash awards.

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

The CEO presents individual stock award recommendations for executive officers to the Committee, and after review and discussion the Committee submits their recommendation to the Board of Directors for approval. The Committee’s policy is to grant awards on the date the Board of Directors approves them. Stock options, stock appreciation rights, restricted stock and/or restricted stock units will be granted once each calendar year on a predetermined date or at the effective date of a new hire or promotion, but not within six months of a previous award to the same individual. The price of options and the value of a restricted stock award issued to a new employee will be set at the closing price on the employee’s effective start date. The price of options and the value of a restricted stock award issued to an employee as a result of a promotion will be set at the closing price on the effective date of that promotion. Under no circumstances will a grant date be set retroactively.

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

The long-term incentive awards for 2015 included stock options, stock appreciation rights and restricted stock units. Stock appreciation rights can be settled as cash or equity.  This mix provides upside potential with the stock options/SARs and a more stable award in the form of restricted stock units.  Of the total award value, 70 percent was allocated to options and SARs and 30 percent to restricted stock units based on available shares.  As of April 30, 2016, the total shares available for grant under the LTIPs approved by our stockholders are as follows:

Total available for grant as options	102,000
Total available for grants as restricted stock or options	6,999

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

•	Long-term disability benefits provide a monthly benefit of 60 percent of base salary up to a maximum of $10,000 per month.

- 11  -

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

•	All employees and their dependents receive annual dental and vision care benefits of $1,500 and $250, respectively, per employee and dependents.

We do not offer a pension plan or a non-qualified deferred compensation plan for executive officers or employees. In 2015, we did not offer perquisites to executive officers or other employees. We offer relocation and foreign service premiums to employees serving in an international location. The amount of the premium will vary depending upon the living conditions, political situation and general safety conditions of the international location. Expatriate employees are also provided housing and utilities allowances where applicable. They also receive a cost of living allowance to cover the differential between normal living expenses in the host and home countries, and will continue to participate in the employee benefit plans available to home country employees.

Total Direct Compensation

Executive Compensation Compared to Market Data

Compared to 2015 market data, total direct compensation ranged between 45th and 52nd percentile of the target market for all named executive officers.  In 2015, actual compensation fell at the following percentiles:

2015 Actual Compensation in Relationship to 2014 Actual Peer Market Data	CEO	Other Named Executive Officers
Base Salary	54th Percentile	42nd to 47th percentile
Actual Total Cash	46th Percentile	42nd to 47th percentile
Actual Total Direct Compensation	57th Percentile	44th to 55th percentile

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

Employment Agreements

We have entered into Executive Employment Agreements with our current named executive officers: Messrs. Edmiston, Haynes, Speirs, Nesselrode and Head. The contracts have an initial term that automatically extends for one year upon each anniversary unless a one-year notice not to extend is given to the executive. The current terms of the employment agreements are through May 31, 2016.

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

HUMAN RESOURCES COMMITTEE REPORT

The Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis filed in this document. Based on such review and discussions, the Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amended Report.

R. E. Irelan, Committee Chairman

Edgard A. Leal

Patrick M. Murray

- 14  -

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the compensation of the Company’s named executive officers for the three most recently completed fiscal years ended December 31, 2015, 2014  and 2013.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal			Bonus	Awards	Awards	Compensation	Compensation
Position	Year	Salary ($)	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	Total ($)

James A. Edmiston	2015	$610,616	$382,200	$285,000	$554,440	$214,550	$20,008	$2,066,814
President and Chief	2014	584,539	382,200	—	769,230	966,280	19,724	2,721,973
Executive Officer	2013	566,154	399,000	115,200	1,117,719	125,580	18,149	2,341,802

Stephen C. Haynes	2015	$326,077	$122,460	$95,190	$193,735	$63,315	$17,255	$818,032
Vice President, Finance,	2014	312,269	122,460	—	249,480	314,160	17,423	1,015,792
Chief Financial Officer	2013	303,077	128,100	33,600	320,633	35,490	18,923	839,823
and Treasurer

Robert Speirs	2015	$370,000	$144,300	$112,290	$228,218	$74,592	$488,912	$1,418,312
Senior Vice President	2014	368,333	144,300	—	294,030	371,280	537,459	1,715,402
Eastern Operations	2013	357,500	151,200	38,400	377,567	43,680	385,363	1,353,710

Karl L. Nesselrode	2015	$300,116	$112,710	$87,780	$178,416	$58,264	$18,594	$755,880
Vice President	2014	287,269	112,710	—	228,690	290,360	18,323	937,352
Engineering and	2013	278,077	117,600	33,600	293,663	32,760	17,898	773,598
Business Development

Keith L. Head	2015	$293,885	$110,370	$86,070	$174,570	$57,090	$14,183	$736,168
Vice President	2014	281,462	110,370	—	225,720	285,600	14,036	917,188
General Counsel	2013	273,077	115,500	33,600	287,670	32,760	20,368	762,975

Notes:
1. Harvest pays bonuses one year in arrears but reflects the bonus in the table above in the year to which it related. Bonuses related to 2013 were paid February 28,
2014 and are reflected in the schedule above as 2013 bonuses. Bonuses related to 2014 were paid June 25, 2015 and are reflected in the schedule above as 2014 bonuses. Bonuses related to 2015 were approved on March 15, 2016 but have been deferred until our current financial situation is resolved and are reflected in the above schedule as 2015 bonuses.
2. In 2015, Harvest issued restricted stock units to employees and the named executive officers. The fair value of each restricted stock unit ("RSU") was estimated on the date of grant using a Monte Carlo simulation since the RSU's were also subject to a market condition. These RSUs will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $2.50 per share (“VWAP condition”) in addition to the required three year cliff vesting period. The Monte Carlo simulation includes this VWAP condition and uses assumptions for the risk-free interest rate of 2.27%, volatility of 80%, term of 10 years and a 0% dividend yield.
3. In 2015, the fair value of each stock option was estimated on the date of grant using a Monte Carlo simulation since the options were also subject to a market condition. These options will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $2.50 per share (“VWAP condition”) in addition to the ratable vesting over a three year period. The Monte
Carlo simulation includes this VWAP condition and uses assumptions for the risk-free interest rate of 1.7%, volatility of 100%, exercise price of $1.13 and a 0%
dividend yield. A suboptimal exercise factor determines the expected term of the options. The Monte Carlo simulation assumed a suboptimal exercise factor of 2.5 meaning that exercise is generally expected to occur when the share price reaches 2.5 times the award’s exercise price. The resulting weighted average term was 4.7 years. A forfeiture rate of 1.1% was assumed in calculating the value of the options.
4. In 2015, Harvest issued stock appreciation rights ("SARs"). The fair value of each SAR was estimated on the date of grant using a Monte Carlo simulation since the SARs were also subject to a market condition. These SARs will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $2.50 per share (“VWAP condition”) in addition to the ratable vesting over a three year period. The Monte Carlo simulation includes this VWAP condition and uses assumptions for the risk-free interest rate of 1.7%, volatility of 105%, exercise price of $1.13 and a 0% dividend yield. A suboptimal exercise factor determines the expected term of the options. The Monte Carlo simulation assumed a suboptimal exercise factor of 2.5 meaning that exercise is generally expected to occur when the share price reaches 2.5 times the award’s exercise price. The resulting weighted average term was 4.6 years. A forfeiture rate of 0.7% was assumed in calculating the value of the SARs.
The SARs can be settled in cash or equity. Currently, no plan has been approved by the shareholders for equity settlement and Harvest is recording the liability and expense associated with the awards based on the fair value of the awards.

(5) See table below:

- 15  -

				Foreign
		Group	Company	Housing and	Cost of			Foreign
Name and Principal		Term	401(K)	Living	Living	Vacation	Transportation	Service	Foreign
Position	Year	Life	Match	Expense	Adjustment	Allowance	Allowance	Premium	Taxes	Total ($)

James A. Edmiston	2015	$9,408	$10,600	$—	$—	$—	$—	$—	$—	$20,008
President and Chief	2014	9,324	10,400	—	—	—	—	—	—	19,724
Executive Officer	2013	7,949	10,200	—	—	—	—	—	—	18,149

Stephen C. Haynes	2015	$6,655	$10,600	$—	$—	$—	$—	$—	$—	$17,255
Vice President, Finance	2014	7,023	10,400	—	—	—	—	—	—	17,423
Chief Financial Officer	2013	8,723	10,200	—	—	—	—	—	—	18,923
and Treasurer
Robert Speirs	2015	$1,980	$—	$156,325	$83,464	$44,281	$33,661	$28,500	$140,701	$488,912
Senior Vice President	2014	1,290	—	173,840	93,600	45,714	33,661	28,500	160,854	537,459
Eastern Operations	2013	1,290	—	175,242	93,894	48,276	34,000	28,500	4,161	385,363

Karl L. Nesselrode	2015	$7,994	$10,600	$—	$—	$—	$—	$—	$—	$18,594
Vice President	2014	7,923	10,400	—	—	—	—	—	—	18,323
Engineering and	2013	7,698	10,200	—	—	—	—	—	—	17,898
Business Development

Keith L. Head	2015	$3,583	$10,600	$—	$—	$—	$—	$—	$—	$14,183
Vice President	2014	3,636	10,400	—	—	—	—	—	—	14,036
General Counsel	2013	10,168	10,200	—	—	—	—	—	—	20,368

Grants of Plan-Based Awards

The following table shows information concerning options to purchase our  common stock granted to each of our named executive officers during 2015.

		All Other Stock	All Other Option	Exercise or	Grant Date
		Awards: Number	Awards: Number	Base Price	Fair Value of
		of Shares of	of Securities	Of Option	Stock Based
	Grant	Stock or Units	Underlying Options	Awards	Awards
Name	Date	(#)	(#)	($/Sh)	($)
James A. Edmiston	7/22/2015		269,000	$1.13	$204,440
	12/9/2015		1,000,000	1.13	350,000
	12/9/2015	500,000			285,000
Stephen Haynes	7/22/2015		90,000	$1.13	$68,400
	12/9/2015		358,099	1.13	125,335
	12/9/2015	167,000			95,190
Robert Speirs	7/22/2015		106,000	$1.13	$80,560
	12/9/2015		421,879	1.13	147,658
	12/9/2015	197,000			112,290
Karl Nesselrode	7/22/2015		83,000	$1.13	$63,080
	12/9/2015		329,531	1.13	115,336
	12/9/2015	154,000			87,780
Keith L. Head	7/22/2015		81,000	$1.13	$61,560
	12/9/2015		322,887	1.13	113,010
	12/9/2015	151,000			86,070

Notes:

1)	Options granted July 22, 2015 vest 1/3 each year over a three year period.
2)	Options granted December 9, 2015 vest 1/3 on July 22, 2016, 1/3 on July 22, 2017 and 1/3 on July 22, 2018
3)	Harvest granted options representing 4,375,201 shares to employees in 2015.
4)

All employee grants awarded in 2015 are subject to an additional vesting condition of a 30-day volume weighted average closing price of $2.50/share (VWAP condition).  The shares do not vest unless VWAP condition is met.

- 16  -

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards as of December 31, 2015 held by the named executive officers.

	Option Awards					Stock Awards
			Equity Incentive				Market	Equity Incentive	Equity Incentive
			Plan Number			Number of	Value of	Plan Awards:	Plan Awards:
			of Securities			Shares or	Shares or	Number of	Market or Payout
	Number of Securities		Underlying			Units of	Units of	Unearned	Value of Unearned
	Underlying Unexercised		Unexercised	Option		Stock	Stock That	Shares, Units or	Shares, Units or
	Options		Unearned	Exercise	Option	That Have	Have Not	Other Rights That	Other Rights That
	(#)		Options	Price	Expiration	Not Vested	Vested (1)	Have Not Vested	Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
James A. Edmiston	17,000	—		$9.605	3/2/2016
	24,334	—		$9.605	3/2/2016
	65,000	—		$4.595	6/18/2016
	114,200	—		$11.190	5/20/2016
	130,000	—		$5.120	5/17/2017
	248,667	124,333		$4.800	7/17/2018	24,000	10,320
	86,333	172,667		$4.760	5/21/2019
		1,269,000		$1.130	7/22/2020	500,000	215,000

Stephen Haynes	12,000	—		$4.595	6/18/2016
	51,100	—		$11.190	5/20/2016
	37,000	—		$5.120	5/17/2017
	71,333	35,667		$4.800	7/17/2018	7,000	3,010
	28,000	56,000		$4.760	5/21/2019
		448,099		$1.130	7/22/2020	167,000	71,810

Robert Speirs	80,000	—		$13.690	6/1/2016
	12,500	—		$4.595	6/18/2016
	66,300	—		$11.190	5/20/2016
	43,000	—		$5.120	5/17/2017
	84,000	42,000		$4.800	7/17/2018	8,000	3,440
	33,000	66,000		$4.760	5/21/2019
		527,879		$1.130	7/22/2020	197,000	84,710

Karl Nesselrode	13,334	—		$9.605	3/2/2016
	47,400	—		$11.190	5/20/2016
	34,000	—		$5.120	5/17/2017
	65,333	32,667		$4.800	7/17/2018	7,000	3,010
	25,667	51,333		$4.760	5/21/2019
		412,531		$1.130	7/22/2020	154,000	66,220

Keith L. Head	30,500	—		$11.190	5/20/2016
	34,000	—		$5.120	5/17/2017
	64,000	32,000		$4.800	7/17/2018	7,000	3,010
	25,333	50,667		$4.760	5/21/2019
		403,887		$1.130	7/22/2020	151,000	64,930

(1) The market value of shares is $0.43 per share, based upon the closing price of HNR stock on the NYSE on December 31, 2015.

- 17  -

Options Exercised and Stock Vested

No options were exercised and no restricted stock vested in 2015.

- 18  -

Potential Payments under Termination or Change of Control

The tables below reflect the additional compensation to the named executive officers of the Company under the terms of their Executive Employment Agreements in the event of termination without cause or without proper notice, termination following change of control, or termination for disability or death. (See Compensation Discussion and Analysis — Employment Agreements and Change of Control above for a description of the terms of the Executive Employment Agreements.) The amounts shown in the tables assume that such termination was effective as of December 31, 2015, and thus include estimated amounts earned through that date that would be paid out to the named executive officers. The actual amounts can only be determined at the time of separation from the Company.  Accelerated vesting of stock awards is based on a December 31, 2015 Harvest closing stock price of $0.43.

	Voluntary Termination on	Termination for Good Reason or Involuntary Termination without Cause or Notice on	Termination due to Change in Control on	For Cause Termination on	Death on	Disability on
Executive Compensation and Benefits-James Edmiston	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015
Compensation:
Base Salary	$—	$1,764,000	$1,764,000	$-	$1,764,000	$1,764,000
Short-term Incentive	—	-	1,764,000	-	-	-
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	-	-	-	-	-
Restricted Shares/RSUs	—	312,610	312,610	-	312,610	312,610
Benefits and Perquisites:
Outplacement	—	20,000	20,000	-	-	-
Life Insurance Proceeds	—	-	-	-	300,000	-
Excise Tax Gross Up	—	-	1,343,847	-	-	-
Disability Benefits per year *	—	-	-	-	-	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	-	107,587	-	-	-
401(k) employer match	—	31,800	31,800	-	31,800	31,800
Total	$—	$2,128,410	$5,343,844	$—	$2,408,410	$2,228,410

*  until no longer disabled or Social Security Retirement Age

	Voluntary Termination on	Termination for Good Reason or Involuntary Termination without Cause or Notice on	Termination due to Change in Control on	For Cause Termination on	Death on	Disability on
Executive Compensation and Benefits-Stephen Haynes	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015
Compensation:
Base Salary	$—	$628,000	$628,000	$-	$628,000	$628,000
Short-term Incentive	—	-	376,800	-	-	-
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	-	-	-	-	-
Restricted Shares/RSUs	—	103,200	103,200	-	103,200	103,200
Benefits and Perquisites:
Outplacement	—	20,000	20,000	-	-	-
Life Insurance Proceeds	—	-	-	-	300,000	-
Excise Tax Gross Up	—	-	-	-	-	-
Disability Benefits per year *	—	-	-	-	-	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	-	49,834	-	-	-
401(k) employer match	—	21,200	21,200	-	21,200	21,200
Total	$—	$772,400	$1,199,034	$—	$1,052,400	$872,400

*  until no longer disabled or Social Security Retirement Age

- 19  -

	Voluntary Termination on	Termination for Good Reason or Involuntary Termination without Cause or Notice on	Termination due to Change in Control on	For Cause Termination on	Death on	Disability on
Executive Compensation and Benefits-Robert Speirs	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015
Compensation:
Base Salary	$—	$740,000	$740,000	$—	$740,000	$740,000
Short-term Incentive	—	-	444,000	—	-	-
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	-	-	—	-	-
Restricted Shares/RSUs	—	121,690	121,690	—	121,690	121,690
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	-	-
Life Insurance Proceeds	—	—	-	—	300,000	-
Excise Tax Gross Up	—	—	-	—	-	-
Disability Benefits per year *	—	—	-	—	-	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	64,046	—	-	-
401(k) employer match	—	—	—	—	-	-
Total	$—	$881,690	$1,389,736	$—	$1,161,690	$981,690

*  until no longer disabled or Social Security Retirement Age

	Voluntary Termination on	Termination for Good Reason or Involuntary Termination without Cause or Notice on	Termination due to Change in Control on	For Cause Termination on	Death on	Disability on
Executive Compensation and Benefits-Karl Nesselrode	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015
Compensation:
Base Salary	$—	$578,000	$578,000	$—	$578,000	$578,000
Short-term Incentive	—	-	346,800	—	-	-
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	-	-	—	-	-
Restricted Shares/RSUs	—	95,460	95,460	—	95,460	95,460
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	-	-
Life Insurance Proceeds	—	—	—	—	300,000	—
Excise Tax Gross Up	—	—	—	—	—	—
Disability Benefits per year *	—	—	—	—	—	120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	43,690	—	—	—
401(k) employer match	—	21,200	21,200	—	21,200	21,200
Total	$—	$714,660	$1,105,150	$—	$994,660	$814,660

*  until no longer disabled or Social Security Retirement Age

- 20  -

	Voluntary Termination on	Termination for Good Reason or Involuntary Termination without Cause or Notice on	Termination due to Change in Control on	For Cause Termination on	Death on	Disability on
Executive Compensation and Benefits-Keith Head	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015	12/31/2015
Compensation:
Base Salary	$—	$566,000	$566,000	$—	$566,000		$566,000
Short-term Incentive	—	-	339,600	—	-		-
Long-term Incentives
Stock Options/SARs (Intrinsic Value)	—	-	-	—	-		-
Restricted Shares/RSUs	—	93,740	93,740	—	93,740		93,740
Benefits and Perquisites:
Outplacement	—	20,000	20,000	—	-	—	-
Life Insurance Proceeds	—	—	—	—	300,000		—
Excise Tax Gross Up	—	—	—	—	—		—
Disability Benefits per year *	—	—	—	—	—		120,000
Medical, Dental, Life, Disability and Accident Insurance	—	—	43,690	—	—		—
401(k) employer match	—	21,200	21,200	—	21,200		21,200
Total	$—	$700,940	$1,084,230	$—	$980,940		$800,940

*  until no longer disabled or Social Security Retirement Age

- 21  -

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

Our retainer and meeting fee schedule has remained the same since June 2014.  Each non-employee director of the Company received cash compensation as follows:

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

Our director compensation includes additional compensation for the non-executive Chairman of the Board in recognition of the significant added responsibilities and time commitments of that position. In addition to his compensation as a director, he receives a retainer of $120,000 a year; this 2015 retainer remained the same as the retainer in 2014, 2013, 2012 and 2011.

Under the Harvest Natural Resources 2010 Long Term Incentive Plan, directors are eligible to receive restricted stock, restricted stock units (RSU), stock options and stock appreciation rights (SAR) grants. In September 2015, the Board approved a restricted stock unit award valued at $80,001 for each director.

The following table sets forth the cash and other compensation earned by the non-employee members of our Board of Directors in 2015.

	Fees	Stock
	Earned	or Stock
	or Paid in	Unit
Name	Cash ($)	Awards ($)	Total ($)
Stephen D. Chesebro'	$210,000	$80,001	$290,001
Oswaldo Cisneros	80,000	80,001	160,001
Francisco D'Agostino	80,000	80,001	160,001
R. E. Irelan	95,000	80,001	175,001
Edgard Leal	80,000	80,001	160,001
Patrick M. Murray	100,000	80,001	180,001

Note:  Restricted share units (RSUs) were issued on September 9, 2015 at a price of $1.50 per share with a vesting of one year from grant date.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From January 1, 2015 until June 19, 2015, our Human Resources committee consisted of R. E. Irelan as Chairman, Igor Effimoff and J. Michael Stinson.  On June 19, 2015, in connection with a financing involving CT Energy Holding SRL, the Company’s Board of Directors accepted the resignations of Dr. Effimoff, Mr. Hardee and Mr. Stinson and appointed Mr. Oswaldo Cisneros, Mr. Francisco D’Agostino and Mr. Edgard Leal, as Board members, effective the same date.  The Human Resources committee of the Board is currently comprised of Mr. Irelan as Chairman, Mr. Leal and Mr. Patrick M. Murray.    None of the members of the Board’s Human Resources Committee is or has been an officer or employee of the Company or has a relationship requiring disclosure under Item 404(a) of SEC Regulation S-K. No executive officer of the Company serves on the compensation committee or serves as a director of another entity where an executive officer of that entity also serves on the Human Resources Committee or on the Board.

- 22  -

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

Directors and Named Executive Officers

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by our directors, each named executive officer and our directors and named executive officers as a group. Except as otherwise indicated, all information is as of March 31, 2016.

The number of shares of our common stock beneficially owned by each director or named executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2016 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

	Amount and Nature of
	Beneficial Ownership
	Number of	Shares		Percent of
	Shares	Acquirable	Total	Shares
	Beneficially	Within 60	Beneficial	Outstanding
Name of Beneficial Owner	Owned (1)	Days	Ownership	(2)(3)
James A. Edmiston	367,766	730,532	1,098,298	2.11%
Stephen C. Haynes	40,404	227,433	267,837	0.52%	*
Keith L. Head	34,008	179,166	213,174	0.41%	*
Karl L. Nesselrode	66,168	198,066	264,234	0.51%	*
Robert Speirs	225,483	351,800	577,283	1.12%
Stephen D. Chesebro’	449,521	5,000	454,521	0.88%	*
Oswaldo Cisneros(4)	8,667,597	—	8,667,597	16.86%
Francisco D'Agostino	—	—	—	0.00%	*
Robert E. Irelan	72,667	—	72,667	0.14%	*
Edgard Leal	—	—	—	0.00%	*
Patrick M. Murray	237,521	5,000	242,521	0.47%	*
All current directors and executive officers as a group of eleven persons	10,161,135	1,696,997	11,858,132	22.33%

* Represents less than one percent of our outstanding common stock.
(1) This number does not include common stock that our directors or officers have a right to acquire within 60 days of March 31, 2016.
(2) Percentages are based upon 51,415,164 shares of common stock outstanding on March 31, 2016.
(3) Percentages have been calculated assuming that the vested options have been exercised by the individual for which the percent is being calculated.
(4) Inclusive of holdings of CT Energy Holding SRL.

- 23  -

Certain Beneficial Owners

The following table shows the beneficial owners of more than five percent of the Company’s common stock as of March 31, 2016 based on information available as of that date:

	Aggregate
	Number
	of Shares	Percent of
	Beneficially	Shares	Report
Name & Address	Owned (1)	Outstanding (2)	Date	Source
CT Energy Holding SRL
Av. Principal La Castellana,
Torre Digitel, Pisa 22	8,667,597	16.86%	3/10/2016	Sch.13D/A
Caracas, Venezuela
Caisse de dépôt et placement du Québec
1000 place Jean-Paul Riopelle
Montreal (Quebec), H2Z 2B3	3,238,100	6.30%	2/12/2016	Sch.13G/A

(1) The stockholder has sole voting and dispositive power over the shares indicated unless otherwise disclosed.
(2) The Company’s outstanding common shares as of March 31, 2016 were 51,415,164.

.EQUITY COMPENSATION PLAN INFORMATION

Information concerning our equity compensation plans as of December 31, 2015 is included in our Form 10-K filed March 29, 2016, Part IV, Item 15, Notes to the Consolidated Financial Statements, Note 15 – Stock-Based Compensation and Stock Purchase Plans, which disclosure is incorporated by reference herein.

- 24  -

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Code of Business Conduct and Ethics (the “Code”) applies to all of our directors, officers and employees. Under the Code, individuals subject to the Code and their family members must knowingly avoid owning any interest (other than nominal amounts of stock in publicly-traded companies) in any supplier or customer; consulting with, or being an employee of, any customer, lessor, lessee, contractor, supplier or competitor; purchasing from, or selling to us, assets, goods or services; or serving on the board of directors of any customer, lessor, lessee, contractor, supplier or competitor, except where full disclosure of all facts is made known to us in advance to permit us to protect our interests. Each year we require our executive officers to certify their compliance with the Code. Our Audit Committee has oversight compliance responsibilities for the Code. Exceptions to the Code are reported to the Audit Committee. Waivers of the Code for officers and directors may only be granted by the Board and waivers for employees may only be granted by the CEO and reported to the Audit Committee. No waivers of the Code were granted in 2015. In addition to the Code, each year we require our directors and executive officers to disclose in writing certain transactions and relationships and this information is used in preparing this report and the proxy statement and in making independence determinations for directors.

For the purposes of this report, the Company has the following transactions to describe pursuant to SEC Regulation S-K Item 404(a):

On June 19, 2015, Harvest sold to CT Energy the 15% Note, the 9% Note and the Series C preferred stock.  Shortly after this transaction, two representatives of CT Energy, Mr. Oswaldo Cisneros and Mr. Francisco D’Agostino, were appointed to Harvest’s Board of Directors.  Mr. Cisneros is the sole owner of CT Energy and Mr. D’Agostino is a controlling equity owner of CT Energia.  On September 15, 2015, CT Energy converted the 9% Note, including accrued interest, into 8,667,597 shares of Harvest’s common stock and Harvest redeemed the Series C preferred stock.  See Part IV – Item 15 – Exhibits and Financial Statements Schedules, Note 1 – Organization and Note 20 – Subsequent Events for more information about the CT Energy transaction.

DIRECTOR INDEPENDENCE

Of our current seven directors, four have been affirmatively determined by the Board to be independent, including our non-executive Chairman of the Board. The directors our Board has determined to be independent are Stephen D. Chesebro’, Robert E. Irelan, Edgard Leal and Patrick M. Murray. The Board’s determination of independence is based upon the standards set forth in its Guidelines for Corporate Governance, which may be found under the Corporate Governance section on our website at http://www.harvestnr.com. The Guidelines for Corporate Governance include the New York Stock Exchange independence standards. In making its determination of independence, the Board took into account responses of the directors to questions concerning their employment history, compensation, affiliations and family and other relationships.

- 25  -

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

The following is a summary of the fees for professional services rendered by BDO and UHY for each of the years ended December 31, 2015 and December 31, 2014.

Audit Fees.    The aggregate fees billed by BDO and UHY for each of the last two fiscal years for professional services rendered in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided by them in connection with statutory and regulatory filings or engagements for the year ending on December 31 were as follows:

	2015		2014
Fees	BDO	UHY	BDO	UHY
Audit	$1,058,355	$—	$608,594	$357,153
Audit Related	35,000	11,450	—	32,013
Tax	—	—	—	1,800
All Other	—	—	—	26,409
Total	$1,093,355	$11,450	$608,594	$417,375

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)3.Exhibits.

31.1Certification pursuant to Rule 13a-14(a)/15d-14(a) executed by James A. Edmiston, President and Chief Executive Officer.

31.2Certification pursuant to Rule 13a-14(a)/15d-14(a) executed by Stephen C. Haynes, Vice President, Chief Financial Officer and Treasurer

- 26  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

(Registrant)

Date:April 29, 2016By:/s/ Keith L. Head

Keith L. Head

Vice President and General Counsel

- 27  -