Form 10-Q
period 2016-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2016-05-16
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March  31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

At May 11, 2016,  the Registrant had 51,415,164 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,417	$7,761
Accounts receivable	351	2,461
Prepaid expenses and other	664	826
TOTAL CURRENT ASSETS	2,432	11,048
LONG-TERM NOTE RECEIVABLE – RELATED PARTY, net of reserve for $5.2 million	—	—
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	30,910	31,006
Other administrative property, net	528	455
TOTAL PROPERTY AND EQUIPMENT, net	31,438	31,461
EMBEDDED DERIVATIVE ASSET	5,001	5,010
LONG-TERM DEFERRED INCOME TAX ASSETS	85	120
OTHER ASSETS, net of allowance for $0.7 million (2016 and 2015)	141	142
TOTAL ASSETS	$39,097	$47,781
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$825	$370
Accrued expenses	4,791	3,327
Accrued interest - related party	975	954
Other current liabilities	107	165
TOTAL CURRENT LIABILITIES	6,698	4,816
LONG-TERM DEBT DUE TO RELATED PARTY, net of discount	1,211	214
WARRANT DERIVATIVE LIABILITY WITH RELATED PARTY	9,564	5,503
OTHER LONG-TERM LIABILITIES	217	42
TOTAL LIABILITIES	17,690	10,575
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 150,000 (2016 and 2015); shares issued 57,987 (2016 and 2015); shares outstanding 51,415 (2016 and 2015)	580	580
Additional paid-in capital	302,937	302,273
Accumulated deficit	(213,874)	(199,778)
Treasury stock, at cost, 6,572 shares (2016 and 2015)	(66,316)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	23,327	36,759
NONCONTROLLING INTEREST OWNERS	(1,920)	447
TOTAL EQUITY	21,407	37,206
TOTAL LIABILITIES AND EQUITY	$39,097	$47,781

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

EXPENSES:
Depreciation and amortization	$26	$29
Exploration expense	721	1,932
Impairment expense - oilfield inventories	128	—
Reserve for note receivable - related party	5,160	—
General and administrative	5,949	4,158
	11,984	6,119
LOSS FROM OPERATIONS	(11,984)	(6,119)
OTHER NON-OPERATING INCOME (EXPENSE):
Change in fair value of warrant liabilities	(4,061)	—
Change in fair value of embedded derivative assets	(9)	—
Interest expense	(1,096)	(237)
Foreign currency transaction gains, net	154	3
	(5,012)	(234)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,996)	(6,353)
INCOME TAX EXPENSE (BENEFIT)	8	(384)
LOSS FROM CONTINUING OPERATIONS	(17,004)	(5,969)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST OWNERS	(2,908)	(352)
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HARVEST	$(14,096)	$(5,617)
LOSS PER SHARE:
Basic loss per share	$(0.27)	$(0.13)
Diluted loss per share	$(0.27)	$(0.13)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,004)	$(5,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	29
Impairment expense - oilfield inventories	128	—
Amortization of debt financing costs	—	221
Accretion of discount on debt	138	—
Reserve for note receivable - related party	5,160	—
Share-based compensation-related charges	664	512
Deferred income tax expense (benefit)	35	(465)
Change in fair value of warrant liabilities	4,061	—
Change in fair value of embedded derivative assets	9	—
Changes in operating assets and liabilities:
Accounts receivable	2,110	116
Prepaid expenses and other	162	47
Other assets	1	(21)
Accounts payable	455	390
Accrued expenses	1,508	117
Accrued interest	880	172
Other current liabilities	(58)	52
Other long-term liabilities	175	(141)
NET CASH USED IN OPERATING ACTIVITIES	(1,550)	(4,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net	(175)	(330)
Note receivable - related party	(5,160)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,335)	(330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest owners	541	102
NET CASH PROVIDED BY FINANCING ACTIVITIES	541	102
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,344)	(5,168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,761	6,585
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,417	$1,417

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Three Months Ended March 31,

	2016	2015
Supplemental Cash Flow Information:	(in thousands)
Cash paid during the period for interest expense	$—	$—
Cash paid during the period for income taxes	—	2
Supplemental Schedule of Noncash Investing and Financing Activities:
Decrease in current liabilities related to additions of property and equipment	$(44)	$(82)
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest	—	6,157
Increase in long-term debt due to the capitalization of the accrued interest	859	—

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

Note 1 – Organization

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”).  The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by U.S. GAAP. The consolidated condensed financial statements included in this report should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is a petroleum exploration and production company incorporated under Delaware law in 1988.

We have acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”). Our 51 percent ownership of Harvest Holding is through HNR Energia B.V. (“HNR Energia”) in which we have a direct controlling interest. We have partners, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”, a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A.), which has a 20 percent noncontrolling interest in Harvest Holding and  Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)), which has a 29 percent noncontrolling interest in Harvest Holdings.  We do not have business relationships with Vinccler or Pluspetrol outside of Venezuela.

Harvest Holding owns 100 percent of HNR Finance B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”). Petrodelta is our cost investment in eastern Venezuela responsible for the exploration, development, production, gathering, transportation and storage of hydrocarbons in six oil fields.  Petrodelta is governed by its own charter and bylaws and the shareholders intend that the Petrodelta be self-funding and rely on internally-generated cash flows.

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

In addition to our interests in Venezuela, we hold exploration acreage offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”).  See Note 7 – Gabon.

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
•

CT Energia Holding Ltd. (“CT Energia”), a Malta corporation and the Company, entered into a Management Agreement (the “Management Agreement”), under which CT Energia and its representatives will manage the day-to-day operations of the Company’s business as it relates to Petrodelta and Venezuela generally.

•

On February 19, 2016, the Company filed a Certificate of Elimination with the Delaware Secretary of State, which eliminated all matters set forth in the Certificate of Designations of Preferred Stock, Series C of Harvest Natural Resources, Inc. from the Company’s Amended and Restated Certificate of Incorporation and returned all shares of the Company’s Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), to the status of authorized but unissued shares of preferred stock of the Company.  The Company had issued 69.75 shares of Series C Preferred Stock to CT Energy on June 19, 2015 along with the 9% Note.  All outstanding shares of Series C Preferred Stock were redeemed in connection with the September 15, 2015 conversion of the 9% Note.

Long-Term Receivable – CT Energia

On January 4, 2016, HNR Finance provided a loan to CT Energia in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”). The purpose of the loan is to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta that is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta are to assist Petrodelta in satisfying its working capital needs and discharging its obligations. Interest on the CT Energia Note is due and payable on the first of each January and July, commencing July 1, 2016. The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to pay unpaid interest and principal under the CT Energia Note. All payments made by CT Energia to HNR Finance under the CT Energia Note must be made in U.S. Dollars.

The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.    The management agreement the Company entered into with CT Energia also makes CT Energia a related party.  During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

Note 2 – Liquidity

We expect that for 2016 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses. Therefore, expected continued losses from operations, capital needs and uses of cash will be funded through debt or equity financings, farm-downs, delay of the discretionary portion of our capital spending to future periods or operating cost reductions.  Our ability to continue as a going concern depends on our ability to negotiate the management and structure of our investment in Petrodelta and the success of our planned exploration and development activities in Gabon.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our exploration and exploitation acreage and suspended wells.  We believe that we will continue to be successful in securing necessary funds to continue as a going concern.  However, our current cash position and our inability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Our primary ongoing sources of cash are issuances of debt, equity sales and the sale or farm-down of oil and natural gas properties. Our primary use of cash has been to fund oil and natural gas exploration projects, principal payments on debt, interest payments, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and natural gas properties. We have various contractual commitments pertaining to exploration, development and production activities.  See Note 10 – Commitments and Contingencies for our contractual commitments.

In January, April and May 2016, due to our liquidity position, the Company amended the 15% Note to increase the principal amount of the note equal to the amount of the interest, less withholding tax that was due to CT Energy.  Additionally, the Company increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy on May 3, 2016 under the 15% Note.  As of May 3, 2016, the amount outstanding under the 15% Note was $30.0 million.  There can be no assurance that we will be able to amend our loan agreement with CT Energy to increase the principal amount of the 15% Note if our liquidity position does not allow us to make future interest payments when due.

We are currently assessing alternatives for our Gabon asset and we intend to continue our consideration of a possible sale or farm-down of our Gabon asset if we are able to negotiate a sale or sales in transactions that our Board of Directors believes are in the best interests of the Company and its stockholders.   Given that we do not currently have any operating cash inflows, we may also decide to access additional capital through equity or debt sales; however, there can be no assurance that such financing will be available to the Company or on terms that are acceptable to the Company.

On December 2, 2015, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.  Under the NYSE's rules, Harvest has a period of six months from the date of the NYSE notice to bring its share price and 30 trading-day average share price back above $1.00.  During this period, the Company’s common stock will continue to be traded on the NYSE under the symbol “HNR”, subject to the Company’s compliance with other NYSE continued listing requirements, but will be assigned the notation .BC after the listing symbol to signify that the Company is not currently in compliance with the NYSE’s continued listing standards.  As required by the NYSE, in order to maintain its listing, Harvest notified the NYSE that it intends to cure the price deficiency.

On April 25, 2016, the Company received a notice from the NYSE stating that the Company is not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  As required by NYSE rules, the Company notified the NYSE that, within 45 days of receipt of the notice, the Company will submit a business plan that demonstrates its ability to regain compliance within 18 months. The NYSE will either accept the business plan, at which time the Company will be subject to quarterly monitoring for compliance with the plan, or will not accept the plan. If the Company fails to comply with the business plan or the NYSE does not accept the plan, the NYSE may commence suspension and delisting procedures.

Failure to generate sufficient cash flow, raise additional capital through debt or equity financings, farm-downs, or reduce operating costs could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

The above circumstances raise substantial doubt about our ability to continue as a going concern.  While we believe the issuance of additional equity securities, short- or long-term debt financing, farm-downs, the delay of the discretionary portion of our capital spending to future periods or operating cost reductions could be put into place which would not jeopardize our operations and future growth plans, there can be no assurance that such events will be successful.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests owners.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications did not affect our consolidated condensed financial results.

Note Receivable

Impaired loans

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Loans are reviewed for impairment and include loans that are past due, non-performing or in bankruptcy. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. Accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income.

In January 2016, we loaned $5.2 million to CT Energia.  During the three months ended March 31, 2016, the Company recorded  a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  Due to the impairment of the CT Energia Note, recognition of interest income has been suspended.   We recorded no loan impairments during the three months ended March 31, 2015.

Investment in Affiliate

We are accounting for our investment in Petrodelta under the cost method (“ASC 325 – Investments – Other”).  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.

As of December 31, 2015, we fully impaired the carrying value of our investment in Petrodelta.  See Note 5 – Investment in Affiliate for further information.

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

Oil and Natural Gas Properties

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2016	2015
	(in thousands)
Unproved property costs - Dussafu PSC	$28,032	$28,000
Oilfield inventories	2,878	3,006
Other administrative property	3,036	2,937
Total property and equipment	33,946	33,943
Accumulated depreciation	(2,508)	(2,482)
Total property and equipment, net	$31,438	$31,461

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three months ended March 31, 2016 and 2015, depreciation expense was  $26 thousand and $29 thousand, respectively.

Other Assets

Other assets at March 31, 2016 and December 31, 2015 include deposits and retainers.  During 2015 we fully reserved the $1.1 million blocked payment related to our drilling operations in Gabon.  The payment was blocked in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”).  See Note 10 – Commitments and Contingencies.   At December 31, 2015, we recorded an allowance for doubtful accounts of $0.7 million and the remaining balance of the blocked payment was reclassified to a receivable from our joint venture partners for $0.4 million.

	As of March 31,	As of December 31,
	2016	2015
	(in thousands)
Deposits and retainers, net	$141	$142
	$141	$142

Capitalized Interest

We capitalize interest costs for qualifying oil and natural gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three months ended March 31, 2016 and 2015, we did not capitalize interest costs due to insufficient on-going activity related to our oil and natural gas activities.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), debt, embedded derivatives and warrant derivative liability. We maintain cash and cash equivalents in bank deposit accounts with commercial banks, which at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable, prepaid costs, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of March 31, 2016 and December 31, 2015.  During the year ended December 31, 2015, we impaired the carrying value of our Dussafu project in Gabon by $23.2 million and our investment in affiliate by $164.7 million.  See Note 5 – Investment in Affiliate and Note 7 – Gabon for more information.

	As of March 31, 2016

	Level 1	Level 2	Level 3	Total

	(in thousands)
Recurring
Assets:
Embedded derivative asset	$—	$—	$5,001	$5,001
	$—	$—	$5,001	$5,001

Liabilities:
SARs liability	$—	$79	$120	$199
RSUs liability	—	324	—	324
Warrant derivative liability	—	—	9,564	9,564
	$—	$403	$9,684	$10,087

	As of December 31, 2015

	Level 1	Level 2	Level 3	Total

	(in thousands)
Non recurring
Assets:
Dussafu PSC	$—	$—	$28,000	$28,000
	$—	$—	$28,000	$28,000

Recurring
Assets:
Embedded derivative asset	$—	$—	$5,010	$5,010
	$—	$—	$5,010	$5,010

Liabilities:
SARs liability	$—	$46	$50	$96
RSUs liability	—	174	—	174
Warrant derivative liability	—	—	5,503	5,503
	$—	$220	$5,553	$5,773

As of March 31, 2016, the fair value of our liability awards included $0.2 million for our SARs which were recorded in accrued expenses and $0.3 million for the RSUs which were recorded in accrued expenses and other long-term liabilities.  As of December 31, 2015, the fair value of our liability awards included $0.1 million for our SARs which were recorded in accrued expenses and $0.2 million for our RSUs which were recorded in accrued expenses and other long-term liabilities.

Derivative Financial Instruments

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  See Note 9 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability as well as a description of the valuation models and inputs used to calculate the fair value.  See Note 8 – Debt and Financing for a description and discussion of our embedded derivatives related to our 15% Note as well as a description of the valuation models and inputs used to calculate the fair value.  All of our embedded derivatives and warrants are classified as Level 3 within the fair value hierarchy.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2016	2015

Financial assets - embedded derivative asset
Beginning balance	$5,010	$—
Change in fair value	(9)	—
Ending balance	$5,001	$—

	Three Months Ended March 31,
	2016	2015

Financial liabilities - warrant derivative liability:
Beginning balance	$5,503	$—
Change in fair value	4,061	—
Ending balance	$9,564	$—

	Three Months Ended March 31,
	2016	2015

Financial liabilities - stock appreciation rights
Beginning balance	$50	$—
Change in fair value	70	—
Ending balance	$120	$—

During three months ended March 31, 2016 and 2015, no transfers were made between Level 1, Level 2 and Level 3 liabilities or investments.

Share-Based Compensation

We use the fair value based method of accounting for share-based compensation. We utilized the Black-Scholes option pricing model to measure the fair value of stock options and SARs on their grant dates in years prior to 2015. Restricted stock and RSUs were measured at their fair values.  During 2015, we issued options, SARs and RSUs with an additional market condition.  To fair value these awards, we utilized a Monte Carlo simulation.

The following table is a summary of compensation expense (income) recorded in general and administrative expense in our consolidated condensed statements of operations and comprehensive loss by type of awards:

	Three Months Ended March 31,
Employee Stock-Based Compensation	2016	2015

	(in thousands)
Equity based awards:
Stock options	$556	$478
Restricted stock	34	34
RSUs	74	—
Total expense related to equity based awards	664	512

Liability based awards:
SARs	103	(326)
RSUs	150	(450)
Total expense (income) related to liability based awards	253	(776)
Total compensation expense (income)	$917	$(264)

The assumptions summarized in the following table were used to calculate the fair value of the SARs classified as Level 3 instruments that were outstanding as of the balance sheet date:

	Fair Value
	Hierarchy	As of March 31,
	Level	2016
Significant assumptions (or ranges):
Stock price	Level 1 input	$0.60
Exercise price	Level 1 input	$1.13
Threshold price	Level 1 input	$2.50
Suboptimal exercise factor	Level 3 input	2.5
Term (years)		4.31
Volatility	Level 2 input	110.0%
Risk-free rate	Level 1 input	1.09%
Dividend yield	Level 2 input	0.0%

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

We classify interest related to income tax liabilities and penalties as applicable, as interest expense.  We recorded no penalties during the three months ended March 31, 2016.

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2015 and through the first quarter of 2016, the deferred tax liability provided on such earnings was zero due to the impairment of the underlying book investment in Petrodelta.

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

Noncontrolling Interest Owners

Changes in noncontrolling interest owners were as follows:

	Three Months Ended March 31,

	2016	2015
	(in thousands)
Balance at beginning of period	$447	$79,152
Contributions by noncontrolling interest owners	541	102
Net loss attributable to noncontrolling interest owners	(2,908)	(352)
Balance at end of period	$(1,920)	$78,902

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”.  It is expected to be effective for periods beginning after December 15, 2018 for public entities.  Early application is permitted.  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (1) Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments.  Interest on the liability will be recognized separately from amortization of the asset.  Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows.  (2) Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments.  A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense.  All cash outflows will be classified as operating on the statement of cash flows.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815: Contingent Put and Call Options in Debt Instruments)”.  This amendment addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments that are clearly and closely related to the debt hosts.  This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative.  The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with the specific four-step decision sequence. This means entities  are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment.  Only the resulting settlement of debt is subject to the four-step decision sequence.  The amendment is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  However, if an entity early adopts the amendment in an interim period, any adjustments should be reflected as of the beginning of that fiscal year.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No 2016-09, “Compensation — Stock Compensation (Topic 718)”.  It introduces targeted amendments intended to simplify the accounting for stock compensation.  Specifically the ASU requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits, and assesses the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  Entities will no longer need to maintain and track an Additional Paid In Capital pool.  The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  The amendment is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  We are currently evaluating the impact of this guidance.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Loss from continuing operations(a)	$(14,096)	$(5,617)
Net loss attributable to Harvest	$(14,096)	$(5,617)
Weighted average common shares outstanding	51,415	42,662
Weighted average common shares, diluted	51,415	42,662
Loss per share:
Basic loss per share(a)	$(0.27)	$(0.13)
Diluted loss per share(a)	$(0.27)	$(0.13)

(a)	Net of net loss attributable to noncontrolling interests.

During the three months ended March 31, 2016 per share calculations above excluded 7.1 million options and 34.1 million warrants because we were in a loss position. During the three months ended March 31, 2015 per share calculations above excluded 4.3 million options and 2.5 million warrants because we were in a loss position.

Note 5 – Investment in Affiliate

Venezuela – Petrodelta

Our 40 percent investment in Petrodelta is owned through our subsidiary, Harvest Holding.   We  continue to account for our investment in Petrodelta under the cost method as we have not seen sufficient progress under the new management agreement with CT Energia that would lead us to believe that we have regained significant influence over the operations of Petrodelta.  We will continue to monitor this situation in future periods.

Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends as income in the period they are received.

Our carrying value of our investment in Petrodelta at March 31, 2016 and December 31, 2015 is nil.

Note 6 – Venezuela – Other

Harvest Vinccler currently assists us in the oversight of our investment in Petrodelta and in negotiations with PDVSA. Harvest Vinccler’s functional and reporting currency is the USD. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuelan Bolivars (“Bolivars”).

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No. 6.171 Exchange Agreement No.33 two Official Notices.  The first notice stated that the former auction process, SICAD II, would no longer be permitted.  The second notice established a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”).  The SIMADI’s marginal system was available in limited situations for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  The SIMADI marginal system had been the only exchange mechanism available to Harvest Vinccler. We were both eligible and had successfully participated in SIMADI auctions during 2015; however, during the three months ended March 31, 2015, Harvest Vinccler did not participate in any auctions.

On March 9, 2016, Venezuela Vice President for Economic Area announced a new exchange agreement No. 35 (the “Exchange Agreement No. 35”).  Exchange Agreement No. 35 was published in Venezuela’s Official Gazette No. 40865 dated March 9, 2016, and became effective on March 10, 2016.  Exchange Agreement No. 35 will have a dual exchange rate for a controlled rate (named DIPRO) fixed at DIPRO 10 Bolivars/USD for priority goods and services and a complimentary rate (named DICOM) starting at 206.92 Bolivars/USD for travel and other non-essential goods.  We are evaluating the impact Exchange Agreement No. 35 has on Harvest Vinccler and Petrodelta.    During the three months ended March 31, 2016,  Harvest Vinccler exchanged approximately $0.03 million and received 212.37 Bolivars/USD.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the DIPRO Bolivar exchange rate are settled at the 10 Bolivar/USD exchange rate. At March 31, 2016, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 10.8 million Bolivars ($0.05 million)  and 5.3 million Bolivars ($0.02 million), respectively.

Note 7 – Gabon

We are the operator of the Dussafu PSC with a 66.667 percent ownership interest. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC covers an area of 680,000 acres with water depths up to 1,650 feet.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The Ministry of Mines, Energy, Petroleum and Hydraulic Resources agreed to lengthen the third exploration phase to four years until May 27, 2016.    The Company has an option to extend for one year the exploration phase for a payment of $1.2 million.  Failure to extend the exploration phase has no effect on the discovered fields under the Exclusive Exploitation Authorization (“EEA”) as discussed below.

On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an EEA for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company has four years from the date of the EEA approval to begin production.

The Company is currently assessing alternatives to farm-down or sell the Dussafu project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.

Operational activities during the three months ended March 31, 2016, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

In March 2016, the Company conducted an impairment analysis of the unproved costs of the Dussafu PSC. The significant factors that impacted the evaluation were price forecasts, drilling costs and the number of companies engaged in evaluating an investment in the property through either a farm-down or acquisition.  Based on the March 2016 evaluation and our continuing operations, it is the opinion of the Company that the current carrying value is recoverable and no further impairment to this Dussafu project is warranted as of  March 31, 2016.    If oil and natural gas prices continue to deteriorate or we fail to obtain adequate financing, farm-down or sell the asset, additional impairments may be required on our prospect.

We also reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  We impaired the value of this inventory by approximately $1.0 million in 2015, leaving $3.0 million related to this inventory as of December 31, 2015.  We impaired the value of this inventory by approximately $0.1 million in 2016, leaving $2.9 million related to this inventory as of March 31, 2016.

See Note 10 – Commitments and Contingencies for a discussion related to our Gabon operations.

The Dussafu PSC represents $30.9 million of unproved oil and natural gas properties including inventory on our March 31, 2016 balance sheet ($31.0 million at December 31, 2015).

Note 8 – Debt and Financing

On June 19, 2015, we issued the CT Warrant, 9% and 15% Notes, the Additional Draw Note and Series C preferred stock in connection with the Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and derivatives liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and was required to be classified as a warrant liability (see Note 9 – Warrant Derivative Liability).  The estimated fair value, at issuance, of the embedded derivative asset, described below, was $2.5 million, the embedded derivative liability, described below, was $13.5 million and the warrant liability was $40.0 million.  In accordance with ASC 815, the proceeds were first allocated to the fair value of the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock and the 9% Note and 15% Note.

The following table summarizes the movement of our long-term debt due to related party, net of discount:

As of March 31,
Long-Term Debt	2016
(in thousands)
Beginning balance - January 1, 2016	$214
Increase in long-term debt due to the capitalization of accrued interest	859
Accretion of discount on debt	138
$1,211

The amended face value of the 15% Note of $26.1 million (including $0.9 million capitalized interest) was recorded net of the discount related to the value allocated to the embedded derivatives and warrant.  The unamortized discount of the 15% Note was $24.9 million at March 31, 2016 and $25.0 million at December 31, 2015.  The Company will accrete the discount over the life of the 15% Note using the interest method.  Total interest expense associated with the 15% Note, from CT Energy, a related party, was $1.1 million, comprised of $1.0 million related to the stated rate of interest on the note and $0.1 million related to the accretion of the discount on the debt.  The effective interest rate on the 15% Note is approximately 140%.  The fair value of the 15% Note at March 31, 2016 was $9.0 million.  The fair value of the 15% Note was calculated using a Monte Carlo simulation.

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

On January 4, 2016, Harvest entered into a first amendment to the 15% Note due to its liquidity position. The first amendment increased the principal amount of the 15% Note to $26.1 million to reflect a loan back to Harvest equal to the amount of interest that was due to CT Energy on January 1, 2016, less withholding tax due as a result of the interest owed as of January 1, 2016.

On and effective April 1, 2016, the Company and CT Energy executed a second amendment to the 15% Note. The second amendment converts the $1.0 million interest payment that would have been due and payable on April 1, 2016, less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note was $27.0 million as of April 1, 2016.

On May 3, 2016, the Company and CT Energy Holding executed and delivered a third amendment to the 15% Note.  The third Amendment increased the principal amount of the 15% Note to $30.0 million to reflect an additional loan of $3.0 million by CT Energy Holding to Harvest.  Additionally, the third amendment converts the $1.1 million interest payment that would have been due and payable on July 1, 2016 less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note will be $31.0 million effective as of July 1, 2016.

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

The embedded 15% Note Reset Feature in the 15% Note was valued using the ‘with’ and ‘without’ method.  A Black-Derman-Toy (“BDT”) Model, which is a binomial interest rate lattice model, was used to value the 15% Note and the incremental value attributed to the embedded option was determined based on a comparison of the value of the 15% Note with the feature included and without the feature included.  Key inputs into this valuation model are our current stock price, U.S. Treasury rate, our credit spread and the underlying yield volatility.  As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the yield volatility for the 15% Note based on historical daily volatility of the USD denominated Venezuela Sovereign zero coupon yield over a look back period of 4.22 years.  The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 15% Note. The credit spread was estimated based on the option adjusted spread (“OAS”) of the Venezuelan yield over the USD Treasury yield and the implied OAS for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were based on our estimates of the probability and timing of potential future financings and fundamental transactions.

The embedded derivative asset related to the 15% Note contains a Level 3 input related to the probability of our investor lending us additional funds or not lending us funds according to the terms of the loan agreement for the additional draws, as discussed below.  We have assumed a 90/10 scenario (50/50 scenario at December 31, 2015) of the draw or no draw for valuation of the embedded derivative.

The assumptions summarized in the following table were used to calculate the fair value of the derivative asset associated with the 15% Note that was outstanding as of March 31, 2016 on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of March 31,
	Level	2016
Significant assumptions (or ranges):
Stock price	Level 1 input	$0.60
Weighted Term (years)		4.22
Yield Volatility	Level 2 input	38%
Risk-free rate	Level 1 input	1.1% to 1.4%
Dividend yield	Level 2 input	0.0%
Scenario probability:
Claim date extended with Stock Appreciation Date threshold met	Level 3 input	55.6%
Claim date extended with Stock Appreciation Date threshold not met	Level 3 input	35.3%
Claim date not extended with Stock Appreciation Date threshold met	Level 3 input	55.6%
Claim date not extended with Stock Appreciation Date threshold not met	Level 3 input	32.4%
Scenario probability (future draws/no future draws)	Level 3 input	90%/10%

The fair value of the embedded derivative assets was $5.0 million at March 31, 2016 and December 31, 2015.  We recognized  $9 thousand in derivative expense related to this embedded derivative asset in our consolidated condensed statement of operations and comprehensive loss for the three months ended March 31, 2016.

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

At issuance and at March 31, 2016, we have assigned no value to the Additional Draw Note, as it does not meet the definition of a derivative in ASC 815 and there is no principal amount outstanding.

Note 9 – Warrant Derivative Liability

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

The CT Warrant can be exercised at the option of the investor in cash or by effecting a reduction in the principal amount of the 15% Note (See Note 8 – Debt and Financing).  If the CT Warrant is exercised through the reduction in the principal amount of the 15% Note, the reduction will be equal to the amount obtained by multiplying the number of shares of common stock for which the CT Warrant is exercised by (i) the exercise price then in effect divided by (ii) (A) the defined make-whole price with respect to the outstanding principal amount of such 15% Note divided by (B) the outstanding principal amount of such 15% Note.  The exercise price of the CT Warrant is subject to adjustment upon the occurrence of certain events, including stock issuance, dividend or stock split.

In addition, the holder of the CT Warrant has certain registration rights regarding the CT Warrant and the shares of common stock issuable upon exercise of the CT Warrant.

We have analyzed the CT Warrant to determine whether it should be classified as a derivative liability or equity instrument.  Provisions of the CT Warrant agreement allow for a change in the exercise price of the CT Warrant upon the occurrence of certain corporate events.  These exercise price adjustments incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares therefore the CT Warrant is not considered to be “indexed to the issuer’s own stock” and does not meet the exception from derivative treatment in ASC 815.  We continue to account for the CT Warrant as a derivative which was marked to market as of March 31, 2016.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Monte Carlo model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.  A Monte Carlo simulation model is used to value the CT Warrant to estimate if the Stock Appreciation Date is achieved, which is based on the average stock price over a 30 day period (21 trading days) reaching $2.50.  This requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are fundamentally based on market data but require complex modeling.  The additional modeling is required in order to simulate future stock prices, to determine whether the Stock Appreciation Date is achieved and to model the projected exercise behavior of the warrant holders.

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet date presented on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of March 31,
	Level	2016
Significant assumptions (or ranges):
Stock price	Level 1 input	$0.60
Exercise price	Level 1 input	$1.25
Stock appreciation date price (hurdle)	Level 1 input	$2.50
Term (warrants)		2.2172
Term (claim date)		0.2186
Term (claim date extended)		0.7186
Volatility	Level 2 input	120.0%
Risk-free rate (warrants)	Level 1 input	0.82%
Risk-free rate (claim date)	Level 1 input	0.39%
Risk-free rate (claim date extended)	Level 1 input	0.49%
Dividend yield	Level 2 input	0.0%

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

The fair value of the CT Warrant was $9.6 million at March 31, 2016 and $5.5 million at December 31, 2015.  We recognized $4.1 million in warrant liability expense in our consolidated condensed statement of operations and comprehensive loss for the three months ended March 31, 2016.

Note 10 – Commitments and Contingencies

We have various contractual commitments pertaining to leasehold, training, and development costs for the Dussafu PSC totaling $4.5 million. Under the EEA granted for the Dussafu PSC on July 17, 2014, we are required to commence production within four years of the date of grant in order to preserve our rights to production under the EEA.  We expect that significant capital expenditures will be required prior to commencement of production. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

Under the agreements with our partner in the Dussafu PSC, we are jointly and severally liable to various third parties. As of March 31, 2016, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $0.2 million ($0.3 million as of December 31, 2015) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are currently the operator for the Dussafu PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet. Our partners have obligations totaling $0.1 million as of March 31, 2016  ($0.1 million as of December 31, 2015) to us for these liabilities. As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

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

On January 26, 2015, Petroandina filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in the Court of Chancery of the State of Delaware (“Court of Chancery”).  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5.0 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests that, among other things, the court (a) declare that HNR Energia has breached the Shareholders' Agreement by submitting the Request for Arbitration against the Venezuelan government on January 15, 2015 (which Request for Arbitration was subsequently withdrawn without prejudice); (b) declare that the Company has breached its guaranty of HNR Energia's obligations under the Shareholders' Agreement; (c) direct the Company and HNR Energia to refrain from prosecuting any legal proceeding against the Venezuelan government (including the previously filed Request for Arbitration) until such time as they have complied with the relevant provisions of the Shareholders' Agreement; (d) award Petroandina costs and fees related to the lawsuit; and (e) award Petroandina such other relief as the court deems just and proper.  On January 28, 2015, the Court of Chancery issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A. withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until May 23, 2016 to respond to Petroandina’s complaint.  We are currently unable to estimate the amount or range of any possible loss.

On February 27, 2015, Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, Branta, LLC and Branta Exploration & Production Company, LLC (together, “Branta,” and together with Harvest US, “Plaintiffs”) filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado.  Plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011.  In the complaint, Plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets.  The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage.  In September 2015, Plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants.  Subsequently, the Plaintiffs agreed to dismiss with prejudice all claims against Ute Energy, LLC and Crescent Point Energy Corporation.

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

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Segment Loss Attributable to Harvest
Venezuela	$(2,562)	$(23)
Gabon	(810)	(1,914)
Indonesia	—	(53)
United States and other	(10,724)	(3,627)
Net loss attributable to Harvest (a)	$(14,096)	$(5,617)

(a)	Net of net loss attributable to noncontrolling interest owners.

	As of March 31,	As of December 31,
	2016	2015
	(in thousands)
Operating Segment Assets
Venezuela	$157	$5,290
Gabon	31,287	32,710
Indonesia	—	5
United States and other	7,653	9,776
Total assets	$39,097	$47,781

Note 12 – Related Party Transactions

The noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20 percent) and Petroandina (currently owning 29 percent) are both related parties of the Company.

On June 19, 2015, Harvest sold to CT Energy the 15% Note, the 9% Note and the Series C preferred stock.  Shortly after this transaction two representatives of CT Energy were appointed to Harvest’s board of directors, Mr. Oswaldo Cisneros and Mr. Francisco D’Agostino.  Mr. Cisneros is the sole owner of CT Energy and Mr. D’Agostino is a controlling equity owner of CT Energia.  On September 15, 2015, CT Energy converted the 9% Note, including accrued interest, into 8,667,597 shares of Harvest’s common stock and Harvest redeemed the Series C preferred stock.  See Note 1 – Organization for more information about the CT Energy transaction.  CT Energy, which currently owns 16.6% of the Company’s common stock, is considered a related party of the Company.

On January 4, 2016, Harvest entered into a transaction that amended the five year, 15.0% non-convertible senior secured promissory note (“15% Note”).  Harvest and CT Energy executed a first amendment of Harvest’s 15% non-convertible promissory note due 2020 (the “Original Note”), dated June 19, 2015, payable to CT Energy in the original principal amount of $25.2 million. The amendment increased the principal amount of the Original Note to $26.1 million to reflect a loan back to Harvest equal to the amount of interest that was due to CT Energy on January 1, 2016, less withholding tax due as a result of the interest owed as of January 1, 2016.

On January 4, 2016, HNR Finance provided a loan to CT Energia in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”). The purpose of the loan is to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta that is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta are to assist Petrodelta in satisfying its working capital needs and discharging its obligations. Interest on the CT Energia Note is due and payable on the first of each January and July, commencing July 1, 2016. The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to pay unpaid interest and principal under the CT Energia Note. All payments made by CT Energia to HNR Finance under the CT Energia Note must be made in U.S. Dollars.  The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.    The management agreement the Company entered into with CT Energia also makes CT Energia a related party.  During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

Note 13 – Subsequent Events

On and effective April 1, 2016, the Company and CT Energy executed a second amendment to the 15% Note. The second amendment eliminates the $1.0 million interest payment that would have been due and payable on April 1, 2016, and converts such amount, less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note was $27.0 million as of April 1, 2016.

On May 3, 2016, the Company and CT Energy Holding executed and delivered a third amendment to  the 15% Note.  The third Amendment increased the principal amount of the 15% Note to $30.0 million to reflect an additional loan of $3.0 million by CT Energy Holding to Harvest.  Additionally, the third amendment converts the $1.1 million interest payment that would have been due and payable on July 1, 2016 less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note will be $31.0 million effective as of July 1, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include the effects of our new strategic relationship with CT Energy; our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); the risk that we may be unable to market and sell our remaining Venezuelan interests; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest shareholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; overall economic conditions; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; and ability to hire, retain and train management and personnel. A discussion of these factors is included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“the 2015 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report.

Executive Summary

Recent Developments

On January 4, 2016, HNR Finance B.V. (“HNR Finance”) provided a loan to CT Energia Holding Ltd. (“CT Energia”) in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”). The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta, S.A. (“Petrodelta”) which is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta were to assist Petrodelta in satisfying its working capital needs and discharging certain obligations. Interest on the CT Energia Note is due and payable on the first of each January and July, commencing July 1, 2016. The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to prepay unpaid interest and principal under the CT Energia Note. All payments made by CT Energia to HNR Finance under the CT Energia Note must be made in USD.  The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”), which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of the aggregate amount of capital contributions, HNR Energia B.V. (“HNR Energia”) contributed $2.6 million, which it had received as a capital contribution from Harvest.  During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

On January 4, 2016, Harvest entered into a transaction that amended the five year, 15.0% non-convertible senior secured promissory note (“15% Note”).  Harvest and CT Energy executed a first amendment of Harvest’s 15% non-convertible promissory note due 2020 (the “Original Note”), dated June 19, 2015, payable to CT Energy in the original principal amount of $25.2 million. The amendment increased the principal amount of the Original Note to $26.1 million to reflect a loan back to Harvest equal to the amount of interest that was due to CT Energy on January 1, 2016, less withholding tax due as a result of the interest owed as of January 1, 2016.

On February 19, 2016, the Company filed a Certificate of Elimination with the Delaware Secretary of State, which eliminated all matters set forth in the Certificate of Designations of Preferred Stock, Series C of Harvest Natural Resources, Inc. from the Company’s Amended and Restated Certificate of Incorporation and returned all shares of the Company’s Series C Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), to the status of authorized but unissued shares of preferred stock of the Company.  The Company had issued 69.75 shares of Series C Preferred Stock to CT Energy on June 19, 2015 along with the five year, 9.0% convertible senior secured note (the “9% Note”).  All outstanding shares of Series C Preferred Stock were redeemed in connection with the September 15, 2015 conversion of the 9% Note.

On and effective as of April 1, 2016, the Company, and CT Energy, executed and delivered a second amendment (the "Second Amendment") to the 15% Note, dated June 19, 2015, as amended by the First Amendment, effective as of December 31, 2015, payable by Harvest to CT Energy in the principal amount of $26.1 million. The Second Amendment converts the $1.0 million interest payment that was due and payable on April 1, 2016 and converts such amount, less applicable withholding tax, into additional principal, such that the current principal amount of the 15% Note as of April 1, 2016, is $27.0 million.

On April 25, 2016, the Company received a notice from the New York Stock Exchange (“NYSE”) stating that the Company is not in compliance with a NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  As required by NYSE rules, the Company notified the NYSE that, within 45 days of receipt of the notice, the Company will submit a business plan that demonstrates its ability to regain compliance within 18 months. The NYSE will either accept the business plan, at which time the Company will be subject to quarterly monitoring for compliance with the plan, or will not accept the plan. If the Company fails to comply with the business plan or the NYSE does not accept the plan, the NYSE may commence suspension and delisting procedures.

Operations

Venezuela

During the three months ended March 31, 2016, Petrodelta sold approximately 3.96 million barrels of oil (MMBO) for a daily average of 43,507 barrels of oil per day (BOPD), an increase of nine percent over the same period in 2015 and three percent lower than the previous quarter.

During three months ended March 31, 2016, Petrodelta drilled and completed six development wells, five in the El Salto field and one in the Temblador field.  Currently, Petrodelta is operating four drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields.  During three months ended March 31, 2015, Petrodelta drilled and completed four development wells, one in the El Salto field and three in Isleño field.

Petrodelta continues to experience lower revenues due to the decrease in oil prices, higher operating costs due to operational inefficiencies and the exchange rate imbalance, as well as production and drilling issues.

With a new operating and financial framework currently under negotiations, management believes that Petrodelta´s performance should improve due to structurally solving the overstated foreign exchange imbalance, obtaining control and management of drilling, procurement and contracting processes, as well having a ring fenced management of the cash generated and used by Petrodelta.  If successfully completed, we have forecasted Petrodelta´s net income to improve, thereby reversing the adverse financial trend.  We cannot guarantee that we will be able to complete these negotiations.

We performed an impairment analysis of the carrying value of our investment of Petrodelta as of December 31, 2015 due to the continued decline in world oil prices and deteriorating economic conditions in Venezuela which have significantly impacted Petrodelta’s operations.  During 2015, Petrodelta’s operating costs exceeded the price realized from the sale of its production due to the significant rate of inflation in Venezuela and the restrictive foreign currency exchange system which Petrodelta is required to operate under.  While we believe that our relationship with CT Energy may allow us to restructure our relationship with PDVSA and Petrodelta and allow us to access the alternative foreign currency systems in Venezuela, there can be no assurances that we will be successful in these negotiations.  Based on the existing economic environment in which Petrodelta is required to operate, we have concluded that the estimated fair value of our investment in Petrodelta is nil and we recorded a pre-tax impairment charge of $164.7 million to fully impair our investment in Petrodelta as of December 31, 2015. The estimated fair value of our investment was determined based on the estimated fair value of Petrodelta’s oil and natural gas properties and other net liabilities as of December 31, 2015 which exceeded the estimated fair value of the oil and natural gas properties.

We continue to account for our investment in Petrodelta under the cost method, as we have not seen sufficient progress under our new management agreement with CT Energia that would lead us to believe that we have regained significant influence over the operations of Petrodelta. We will continue to monitor this situation in future periods.

Dussafu Project – Gabon

We have a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions, and we are the operator. The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, are in the third exploration phase of the Dussafu PSC which has been extended to May 27, 2016.  The Company has an option to extend for one year the exploration phase for a payment of $1.2 million.  Failure to extend the exploration phase has no effect on the discovered fields under the Exclusive Exploitation Authorization (“EEA”) as discussed below. All expenditure commitments on this exploration phase have been completed.

On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an EEA for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company has four years from the date of the EEA approval to begin production.

Operational activities during the three months ended March 31, 2016, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

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

During the three months ended March 31, 2016, we had cash capital expenditures of $0.1 million for site survey ($0.3 million for facility costs during the three months ended March 31, 2015).

The Company is considering options to develop, sell or farm-down the Dussafu PSC in order to obtain the maximum value from this asset, while maintaining the required liquidity to continue our current operations.

Since approval of the Field Development Plan (“FDP”) in October 2014, Harvest has continued the development of the Ruche Exclusive Exploitation Area. A tender for all necessary subsea equipment was concluded in January 2015 where prices exceeded the costs employed in the FDP. We continue to negotiate with the lowest priced vendors and continue to revise the development scheme to bring the projected cost back to the FDP levels. The depth volume from the 2013 3D seismic acquisition over the discovered fields and the outboard area of the license was received and interpreted. This data was incorporated into our reservoir models and optimization of well trajectories to maximize oil recovery continues. In addition, the prospect inventory was updated and several prospects have been high graded for drilling in 2016 or 2017. To accommodate the drilling schedule, a site survey, including bathymetry and geophysical data gathering with respect to prospects A/B, 6/7 and 8/9, was completed in August 2015. A tender for a drilling rig for the planned well is in progress.

Harvest and its joint venture partner engaged a third-party contractor to undertake a fixed-price, geophysical site survey over multiple potential well locations in the Dussafu block in August 2015.  The survey was a pre-requisite for siting mobile drilling units and other installations required for continuing exploration and development activities over the license.  The survey provided information regarding the seabed and shallow geological conditions, which is essential for safe siting and operation of these installations.

In March 2016, the Company conducted an impairment analysis of the unproved costs of the Dussafu PSC. The significant factors that impacted the evaluation were price forecasts, drilling costs and the number of companies engaged in evaluating an investment in the property through either a farm-down or acquisition.  Based on the March 2016 evaluation and our continuing operations, it is the opinion of the Company that the current carrying value is recoverable and no further impairment to this Dussafu project is warranted as of  March 31, 2016.

Results of Operations

The following discussion on results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Three Months Ended March 31, 2016 and 2015

We reported a net loss attributable to Harvest of $14.1 million, or $0.27 per share, for the three months ended March 31, 2016, compared with a net loss attributable to Harvest of $5.6 million, or $0.13 per share, for the three months ended March 31, 2015.

(Income) Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Three Months Ended March 31,
	2016	2015	Change

	(in thousands)
Depreciation and amortization	$26	$29	$(3)
Exploration expense	721	1,932	(1,211)
Impairment expense - oilfield inventories	128	—	128
Reserve for note receivable – related party	5,160	—	5,160
General and administrative	5,949	4,158	1,791
Change in fair value of warrant liabilities	4,061	—	4,061
Change in fair value of derivative assets and liabilities	9	—	9
Interest expense	1,096	237	859
Foreign currency transaction gains	(154)	(3)	(151)
Income tax expense (benefit)	8	(384)	392
Loss from continuing operations	$17,004	$5,969	$11,035

Our accounting method for oil and natural gas properties is the successful efforts method. During the three months ended March 31, 2016, we incurred $0.6 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.1 million related to other general business development activities. During the three months ended March 31, 2015, we incurred $1.9 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon.

During the three months ended March 31, 2016 we incurred $0.1 million of impairment expense for the oilfield inventory related to the Dussafu PSC.

During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

The  increase in general and administrative costs for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher employee related costs ($1.3 million), general operations and overhead ($0.7 million), and taxes other than income and travel ($0.1 million), offset by lower professional fees and contract services ($0.3 million).  Employee costs were higher between periods primarily due to an $1.1 million increase in certain stock-based compensation expense impacted by the change in the Company’s stock price. General business and overhead costs were higher due to higher cost recovery reimbursements billed to projects during the prior year’s quarter.    Contract services were lower primarily related to legal fees.

The change in the fair value of the warrant liability of $4.1 million during the three months ended March 31, 2016 was related to the increase in fair value of the CT Warrant issued on June 19, 2015.  See Part I – Financial Information, Item 1 – Financial Statements, Note 9 – Warrant Derivative Liability for further information.

The change in the fair value of the derivative assets and liabilities of $9 thousand during three months ended March 31, 2016 was related to the decrease in the fair value of the embedded derivative assets to $5.0 million.    See Part I – Financial Information, Item 1 – Financial Statements, Note 8 – Debt and Financing for further information.

The increase in interest expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher outstanding debt balances during the three months ended March 31, 2016.

We recognized a $0.2 million gain on foreign currency transactions for the three months ended March 31, 2016 compared to  a $3 thousand gain on foreign currency transactions for the three months ended March 31, 2015.  The gain in 2016 was primarily associated with a favorable change in the Bolivar denominated liabilities.

We had an income tax expense for the three months ended March 31, 2016 of $8 thousand compared to an income tax benefit of $0.4 million for the three months ended March 31, 2015.  The expense during the three months ended March 31, 2016 was primarily attributable to income tax owed to the Venezuelan taxing authorities.    The benefit for the three months ended March 31, 2015 is primarily attributable to a reduction in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holdings to realize the deferred tax asset.  Through 2015 and the first quarter of 2016, the Company has continued recording a valuation allowance against its U.S. deferred tax assets.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $2.9 million for the three months ended March 31, 2016 compared to net loss attributable to noncontrolling interests of $0.4 million for the three months ended March 31, 2015.  The net loss attributable to noncontrolling interests during the three months ended March 31, 2016 and 2015 was related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

We expect that in 2016 we will not generate revenues, we will continue to have losses from operations, and that our operating cash flows will not be sufficient to cover our operating expenses. While we believe that we may be able to raise additional capital through issuances of debt or equity or through sales or farm-downs of assets, our circumstances at such time raise substantial doubt about our ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current capital resources may not be sufficient to support our liquidity requirements through 2016.  However, we believe certain cost reduction measures could be put into place which would not jeopardize our operations.  In addition, we could delay the discretionary portion of our capital spending to future periods or sell or farm-down our interest in our Gabon asset as necessary to maintain the liquidity required to run our operations, as warranted.  There are no assurances that we will be successful in selling or farming-down this asset.

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

Our primary ongoing sources of cash are issuances of debt and the sale of oil and natural gas properties. Our primary use of cash has been to fund oil and natural gas exploration projects, principal payments on debt, interest payments and general and administrative costs. We require capital principally to fund the exploration and development of new oil and natural gas properties. As is common in the oil and natural gas industry, we have various contractual commitments pertaining to exploration, development and production activities.

In January, April and May 2016, due to our liquidity position, the Company amended the 15% Note to increase the principal amount of the note equal to the amount of the interest, less withholding tax that was due to CT Energy.  Additionally, the Company increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy on May 3, 2016 under the 15% Note.  As of May 3, 2016, the amount outstanding under the 15% Note was $30.0 million.  There can be no assurance that we will be able to amend our loan agreement with CT Energy to increase the principal amount of the 15% Note if our liquidity position does not allow us to make future interest payments when due.

We are assessing alternatives to farm-down or sell our interest in the Dussafu Project, while weighing the liquidity requirements necessary to maintain ongoing Company operations.  The development of, or a transaction regarding, the Dussafu project and the success of negotiations between PDVSA, CT Energy, CT Energia and HNR Finance for the management of Petrodelta will directly impact our future earnings, cash flows, and balance sheet.  Without these transactions or additional financings or other sources of cash, we may not have sufficient liquidity for operations or capital requirements.  There can be no guarantee of realizing the value of our exploration and exploitation acreage or suspended wells in the Dussafu project or our investment in Petrodelta or that we can obtain further financings or sources of cash.

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

As of March 31, 2016, the book-tax outside basis difference in our foreign subsidiary resulting from unremitted earnings was zero due to the pre-tax impairment of the Company’s remaining investment in Petrodelta of $164.7 million during the year ended December 31, 2015.  Consequently, the deferred tax liability associated with the foreign earnings was zero.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(1,550)	$(4,940)
Net cash used in investing activities	(5,335)	(330)
Net cash provided by financing activities	541	102
Net decrease in cash	$(6,344)	$(5,168)

	As of March 31,
	2016	2015

	(in thousands, except ratios)
Working capital (deficit)	$(4,266)	$6,232
Current ratio	0.4	2.3
Total cash	$1,417	$7,761
Total debt (net of discount)	$1,211	$214

The balance of the 15% Note of $26.1 million at March 31, 2016 (including $0.9 million capitalized interest) has been recorded net of the discount related to the value allocated to the embedded derivatives and warrant.  The unamortized discount was $24.9 million at March 31, 2016. The Company will accrete the discount over the life of the notes using the interest method.

Working Capital

The decrease in working capital of $10.5 million between December 31, 2015 and March 31, 2016 was primarily due to cash used to fund our loss from operations and capital expenditures offset by the receipt of $1.7 million IRS income tax receivable accrued in prior periods.

Cash Flow from Operating Activities

During the three months ended March 31, 2016, net cash used in operating activities was approximately $1.6 million ($4.9 million during the three months ended March 31, 2015.) The $3.3 million decrease in use of cash was primarily due to decreases in accounts receivable and prepaid costs offset by increases in accrued expense, accounts payable and accrued interest.

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Dussafu PSC	$77	$330
Other	98	—
Total additions of property and equipment	$175	$330

During the three months ended March 31, 2016 we:

•	Provided a loan to CT Energia for $5.2 million under an 11.0% promissory note due 2019

Our only investing activities during the three months ended March 31, 2015 were capital expenditures.

Cash Flow from Financing Activities

During the three months ended March 31, 2016 we:

•	Received $0.5 million in contributions from noncontrolling interest owners;

During the three months ended March 31, 2015 we:

•	Received $0.1 million in contributions from noncontrolling interest owners

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gain attributable to our international operations was $0.2 million for the three months ended March 31, 2016 compared to a nominal gain on foreign currency transactions for the three months ended March 31, 2015.  The gain in 2016 is primarily associated with favorable changes in the Bolivar denominated liabilities. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

Harvest Vinccler’s functional and reporting currency is the U.S. Dollar. They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”).

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela for the year ended December 31, 2015 was 180.9 percent.

Off-Balance Sheet Arrangements

The CT Energia Note as referenced above in Executive Summary, Recent Developments created an off-balance sheet risk. The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta which is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta were to assist Petrodelta in satisfying its working capital needs and discharging certain obligations.  The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to prepay unpaid interest and principal under the CT Energia Note.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2015 Form 10-K. Our outlook with regards to market risk for the three months ended March 31, 2016 does not differ materially from that discussed in the 2015 Form 10-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of March 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I – Information, Item 1- Financial Statements, Note 10 – Commitments and Contingencies and our 2015 Form 10-K for a description of certain legal proceedings, including material developments in such legal proceedings.

Item 1A.  Risk Factors

We face a number of significant risks and uncertainties in our business, which are detailed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

Item 6.     Exhibits

(a) Exhibits

2.1

Securities Purchase Agreement, dated as of June 19, 2015, between the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK), Harvest Offshore China Company, and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed on June 22, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-3 filed on September 29, 2015).
3.1.2	Certificate of Designations of Series C Preferred Stock of the Company filed on June 19, 2015 (incorporated by reference to our Form 8-K filed on June 22, 2015).
3.1.3	Certificate of Elimination of Preferred Stock, Series C of Harvest Natural Resources, Inc. dated February 19, 2016 (Incorporated by reference to our form 8-K filed on February 19, 2016.
3.2	Restated Bylaws as of May 15, 2015 (incorporated by reference to our Form 8-K filed on May 15, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008).
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

4.2.3

Third Amendment to Third Amended and Restated Rights Agreement, dated as of April 24, 2015, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to our Form 8-K filed with the SEC on April 24, 2015).

4.2.4

Fourth Amendment to Third Amended and Restated Rights Agreement, dated as of June 19, 2015, between the Company and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to our Form 8-K filed on June 22, 2015).

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

4.8

15% Non-Convertible Senior Secured Promissory Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).

4.8.1

First Amendment to 15% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of December 31, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

4.8.2

Second Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of April 1, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on April 7, 2016).

4.8.3

Third Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of May 3, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on May 9, 2016).

4.9	9% Convertible Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.10	15% Additional Draw Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.11	Common Stock Purchase Warrant, dated as of June 19, 2015, issued to CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.1

11.0% Senior Unsecured Promissory Note Due 2019, dated January 4, 2016, executed by CT Energia Holding Ltd. and payable to HNR Finance B.V. (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

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

HARVEST NATURAL RESOURCES, INC.

Dated: May 16, 2016	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 16, 2016	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer