Form 10-Q
period 2016-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2016-08-09
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

At August 4, 2016,  the Registrant had 51,393,479 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,800	$7,761
Accounts receivable	264	2,461
Prepaid expenses and other	452	826
TOTAL CURRENT ASSETS	3,516	11,048
LONG-TERM NOTE RECEIVABLE – RELATED PARTY, net of reserve for $5.2 million at June 30, 2016	—	—
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	30,924	31,006
Other administrative property, net	642	455
TOTAL PROPERTY AND EQUIPMENT, net	31,566	31,461
EMBEDDED DERIVATIVE ASSETS	7,144	5,010
LONG-TERM DEFERRED INCOME TAX ASSETS	85	120
OTHER ASSETS, net of allowance for $0.7 million (2016 and 2015)	123	142
TOTAL ASSETS	$42,434	$47,781
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$240	$370
Accrued expenses	7,362	3,327
Accrued interest - related party	1,084	954
Other current liabilities	107	165
TOTAL CURRENT LIABILITIES	8,793	4,816
LONG-TERM DEBT DUE TO RELATED PARTY, net of discount	7,824	214
WARRANT DERIVATIVE LIABILITY WITH RELATED PARTY	16,417	5,503
OTHER LONG-TERM LIABILITIES	—	42
TOTAL LIABILITIES	33,034	10,575
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 150,000 (2016 and 2015); shares issued 57,987 (2016 and 2015); shares outstanding 51,415 (2016 and 2015)	580	580
Additional paid-in capital	303,603	302,273
Accumulated deficit	(226,772)	(199,778)
Treasury stock, at cost, 6,572 shares (2016 and 2015)	(66,316)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	11,095	36,759
NONCONTROLLING INTEREST OWNERS	(1,695)	447
TOTAL EQUITY	9,400	37,206
TOTAL LIABILITIES AND EQUITY	$42,434	$47,781

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

EXPENSES:
Depreciation and amortization	$14	$27	$40	$56
Exploration expense	418	575	1,139	2,507
Impairment expense - oilfield inventories	—	—	128	—
Reserve for note receivable - related party	—	—	5,160	—
General and administrative	4,573	5,517	10,522	9,675
	5,005	6,119	16,989	12,238
LOSS FROM OPERATIONS	(5,005)	(6,119)	(16,989)	(12,238)
OTHER NON-OPERATING INCOME (EXPENSE):
Change in fair value of warrant derivative liability	(6,853)	2,418	(10,914)	2,418
Change in fair value of embedded derivative assets and liabilities	1,696	557	1,687	557
Interest expense	(1,373)	(614)	(2,469)	(851)
Loss on issuance of debt and warrant	—	(20,402)	—	(20,402)
Foreign currency transaction gains, net	38	77	192	80
Transaction costs related to sale of Harvest Holding	(1,551)	—	(1,551)	—
	(8,043)	(17,964)	(13,055)	(18,198)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,048)	(24,083)	(30,044)	(30,436)
INCOME TAX EXPENSE	8	1,604	16	1,220
LOSS FROM CONTINUING OPERATIONS	(13,056)	(25,687)	(30,060)	(31,656)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST OWNERS	(158)	(262)	(3,066)	(614)
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HARVEST	$(12,898)	$(25,425)	$(26,994)	$(31,042)
LOSS PER SHARE:
Basic loss per share	$(0.25)	$(0.60)	$(0.53)	$(0.73)
Diluted loss per share	$(0.25)	$(0.60)	$(0.53)	$(0.73)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,060)	$(31,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	56
Impairment expense - oilfield inventories	128	—
Amortization of debt financing costs	—	283
Accretion of discount on debt	427	145
Reserve for note receivable - related party	5,160	—
Loss on debt issuance	—	20,402
Share-based compensation-related charges	1,914	1,491
Deferred income tax expense	—	1,200
Change in fair value of warrant derivative liability	10,914	(2,418)
Change in fair value of embedded derivative assets and liabilities	(1,687)	(557)
Changes in operating assets and liabilities:
Accounts receivable	2,197	(152)
Prepaid expenses and other	374	(15)
Long-term deferred tax assets	35	(65)
Other assets	19	583
Accounts payable	(130)	508
Accrued expenses	3,419	(977)
Accrued interest	1,867	100
Other current liabilities	(58)	42
Other long-term liabilities	(1)	160
NET CASH USED IN OPERATING ACTIVITIES	(5,442)	(10,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net	(283)	(353)
Note receivable - related party	(5,160)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,443)	(353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	—	(8,900)
Gross proceeds from issuance of debt and warrant	5,000	33,500
Contributions from noncontrolling interest owners	924	163
Financing costs	—	(1,245)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,924	23,518
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,961)	12,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,761	6,585
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,800	$18,880

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Six Months Ended June 30,

	2016	2015
Supplemental Cash Flow Information:	(in thousands)
Cash paid during the period for interest expense	$—	$470
Cash paid during the period for income taxes	8	4
Supplemental Schedule of Noncash Investing and Financing Activities:
Decrease in current liabilities related to additions of property and equipment	$(10)	$(99)
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest	—	6,157
Increase in long-term debt due to the capitalization of accrued interest	1,736	—

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

Note 1 – Organization

Organization

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is a petroleum exploration and production company incorporated under Delaware law in 1988.

We acquired and developed significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). Our Venezuelan interests are owned through Harvest-Vinccler Dutch Holding B.V., a Dutch private company with limited liability (“Harvest Holding”). Our 51 percent ownership of Harvest Holding is through HNR Energia B.V. (“HNR Energia”) in which we have a direct controlling interest. We have partners, Oil & Gas Technology Consultants (Netherlands) Coöperatie U.A., (“Vinccler”, a controlled affiliate of Venezolana de Inversiones y Construcciones Clerico, C.A.), which has a 20 percent noncontrolling interest in Harvest Holding, and  Petroandina Resources Corporation N.V. (“Petroandina”, a wholly owned subsidiary of Pluspetrol Resources Corporation B.V. (“Pluspetrol”)), which has a 29 percent noncontrolling interest in Harvest Holdings.  We do not have business relationships with Vinccler or Pluspetrol outside of Venezuela.

Harvest Holding owns 100 percent of HNR Finance B.V. (“HNR Finance”), and HNR Finance owns a 40 percent interest in Petrodelta, S.A. (“Petrodelta”). Petrodelta is our cost method investment in eastern Venezuela responsible for the exploration, development, production, gathering, transportation and storage of hydrocarbons in six oil fields.  Petrodelta is governed by its own charter and bylaws and the shareholders intend that Petrodelta be self-funding and rely on internally-generated cash flows.

Corporación Venezolana del Petroleo S.A. (“CVP”) and PDVSA Social S.A. own the remaining 56 percent and 4 percent, respectively, of Petrodelta. Petroleos de Venezuela S.A. (“PDVSA”) owns 100 percent of CVP and PDVSA Social S.A. Through our indirect 51 percent in Harvest Holding, we indirectly own a net 20.4 percent interest in Petrodelta.

In addition to our interests in Venezuela, we hold exploration acreage offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”).  See Note 7 – Gabon.

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”).  The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by U.S. GAAP. The consolidated condensed financial statements included in this report should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Securities Purchase Agreement

On June 19, 2015, the Company and certain of its domestic subsidiaries entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CT Energy Holding SRL (“CT Energy”), a private investment firm organized as a Barbados Society with Restricted Liability, under which CT Energy purchased certain securities of the Company and acquired certain governance rights.  Harvest immediately received gross proceeds of $32.2 million from the sale of the securities, as described below.   Key terms of the transaction include:

•

CT Energy acquired a $25.2 million, five year, 15.0% non-convertible senior secured promissory note (the “15% Note”). Interest is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.

•

CT Energy acquired a $7.0 million, five year, 9.0% convertible senior secured note (the “9% Note”). The 9% Note and associated accrued interest of $0.1 million was converted into 8,667,597 shares of Harvest common stock at a conversion price of $0.82 per share on September 15, 2015.  Immediately after the conversion, CT Energy owned approximately 16.8% of Harvest’s common stock.

•

CT Energy also acquired a warrant to purchase up to 34,070,820 shares of Harvest's common stock at an initial exercise price of $1.25 per share (the “CT Warrant”). The CT Warrant would become exercisable only after the 30-day volume weighted average price of Harvest's common stock equals or exceeds $2.50 per share (“Stock Appreciation Date”).  The CT

Warrant is cash-exercisable, but CT Energy may surrender the 15% Note to pay for a portion of the aggregate exercise price.
•

CT Energy acquired a five-year 15.0% non-convertible senior secured note (the “Additional Draw Note”), under which CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  For funds loaned under the Additional Draw Note, interest will be compounded quarterly at a rate of 15.0% per annum and will be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  See Share Purchase Agreement – Additional Funding for further information.

•	CT Energy was granted certain governance rights in the transaction, including the right to appoint specified directors.
•

CT Energia Holding Ltd. (“CT Energia”), a Malta corporation and the Company, entered into a Management Agreement (the “Management Agreement”), under which CT Energia and its representatives will provide management services with respect to the operations of the Company’s business as it relates to Petrodelta and Venezuela generally.

Share Purchase Agreement

On June 29, 2016, the Company, and its wholly owned subsidiary, HNR Energia, entered into a share purchase agreement (the “Share Purchase Agreement”) with CT Energy, pursuant to which HNR Energia agreed to sell to CT Energy HNR Energia’s 51 percent interest in Harvest Holding.

At the closing of the Transaction (the “Closing”), CT Energy or an affiliate will pay consideration consisting of:

•	$80.0 million in cash, subject to adjustment as described below under “Adjustments to Cash Consideration”;
•

an 11% non-convertible senior promissory note payable to HNR Energia six months from the Closing in the principal amount of $12.0 million, which will be guaranteed by the controlling equityholder of CT Energy;

•	the return of 8,667,597 shares to Treasury of the Company’s common stock owned by CT Energy (approximately 16.8% of all outstanding shares);
•	the cancellation of $30.0 million in principal under the 15% Note; and
•	the cancellation of the CT Warrant.

Conditions to Closing

Consummation of the sale of our Venezuelan interests is subject to the following conditions, in addition to customary closing conditions:

•

the approval of the sale of our Venezuelan interests by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, as well as by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock that are not owned, directly or indirectly, by CT Energy or its affiliates (the “Requisite Stockholder Approval”);

•

the approval by the Ministerio del Poder Popular de Petróleo y Minería of the Bolivarian Republic of Venezuela of the change in control, resulting from the sale of Venezuelan interests (the “Venezuela Approval”); and

•

the waiver by Petroandina of its rights under the Shareholders’ Agreement with HNR Energia, dated as of December 16, 2013 (the “Shareholders’ Agreement”), with respect to the sale of our Venezuelan interests, including any obligation of CT Energy to become a party to the Shareholders’ Agreement, or the exercise by Petroandina of its change of control put right to sell its 29% interest in Harvest Holding to CT Energy at the same time as HNR Energia sells its interests.

Adjustments to Cash Consideration

At the Closing, the $80.0 million in cash consideration will be (i) reduced by the amount by which the outstanding principal and accrued interest under the 15% Note exceeds $30.0 million (and the entire 15% Note will be cancelled); (ii) reduced by the amount of outstanding principal and accrued interest under the Additional Draw Note (as described below under “Additional Funding”) (and the Additional Draw Note will be cancelled); and (iii) increased by the aggregate amount of cash amounts contributed by the Company or HNR Energia to, or accounts payable and other expenses accrued by the Company or HNR Energia for the benefit of, Harvest Holding and its subsidiaries in respect of expenditures included in Harvest Holdings’ budget.

Letter of Credit

Upon the execution of the Share Purchase Agreement, CT Energy provided to HNR Energia a $15 million irrevocable standby letter of credit issued by JP Morgan Chase Bank (the “Letter of Credit”).  If the Closing occurs, the Letter of Credit will be returned undrawn to CT Energy and JP Morgan Chase Bank. HNR Energia is entitled to draw on the Letter of Credit and keep the $15 million proceeds as liquidated damages if (1) the Share Purchase Agreement is terminated because of a material uncured breach by CT Energy or (2) the Share Purchase Agreement is terminated when all conditions to closing have been satisfied (other than the Venezuela Approval and other conditions that can only be satisfied by CT Energy at the Closing), including the Requisite Stockholder Approval.

If the Share Purchase Agreement is terminated for any other reason, the Letter of Credit must be returned undrawn to CT Energy and JP Morgan Chase Bank.

No Shop and Termination Matters

Subject to certain limited exceptions, the Share Purchase Agreement provides that the Company, its subsidiaries, and its and their respective representatives are prohibited from, among other things, initiating, soliciting or knowingly encouraging or facilitating the making of any alternative acquisition proposals from third parties or providing non-public information to or participating in any discussions or negotiations regarding an alternative acquisition proposal with any person that has made an alternative acquisition proposal, subject to customary exceptions prior to the receipt of the Requisite Stockholder Approval relating to proposals that are reasonably likely to lead to a “Superior Proposal” (as defined in the Share Purchase Agreement).

The Share Purchase Agreement contains certain termination rights, including the right of HNR Energia to terminate the Share Purchase Agreement in order for the Company to accept a Superior Proposal (so long as the Company complies with certain notice and other requirements under the Share Purchase Agreement), and provides that, upon termination of the Share Purchase Agreement by HNR Energia or CT Energy in certain circumstances, HNR Energia will be required to pay CT Energy a termination fee of $4.6 million. Such specified circumstances include, among others, (i) termination by HNR Energia in order for the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, in which case HNR Energia will also be required to pay the outstanding principal amount of the 15% Note and Additional Draw Note plus accrued and unpaid interest and any make-whole premium, (ii) termination by CT Energy after a change of recommendation by the Company’s board of directors and (iii) termination by CT Energy after a breach by the Company or HNR Energia of the Share Purchase Agreement that gives rise to the failure of the closing conditions and is either not capable of being cured by the outside date specified in the Share Purchase Agreement or is not cured within 30 days of notice of such breach. CT Energy may also terminate the Share Purchase Agreement if the Requisite Stockholder Approval is not obtained by September 15, 2016. Additionally, either CT Energy or HNR Energia may terminate the Share Purchase Agreement if all conditions precedent to the Closing are not satisfied within 30 days after receipt of the Requisite Stockholder Approval; provided, however, that a party that is in material breach of its obligations under the Share Purchase Agreement may not terminate the Share Purchase Agreement if the material breach is the principal cause of a condition to Closing not being satisfied.

Additional Funding

To fund Harvest’s transaction expenses and operations until the Closing, CT Energy has agreed to lend Harvest $2.0 million per month for up to five months at 15% interest beginning on July 19, 2016, until the earlier of the Closing or the termination of the Share Purchase Agreement. These loans will be made under the Additional Draw Note, which is discussed above under “Securities Purchase Agreement.” As of August 8, 2016, the outstanding principal under the Additional Draw Note is $4.0 million, consisting of $2.0 million loans by CT Energy on each on June 20, 2016 and July 19, 2016. The Company expects that the outstanding principal will increase to $6.0 million on August 19, 2016 and to $8.0 million on September 19, 2016.  As discussed above, the $80 million cash consideration will be reduced by the amount outstanding under the Additional Draw Note at Closing, including both outstanding principal and accrued interest.

While CT Energy is making the monthly $2.0 million loans under the Additional Draw Note, as CT Energy currently has committed to do under the Share Purchase Agreement, the original claim date of June 19, 2016, (the “Claim Date”) under the Securities Purchase Agreement will be extended on a month-by-month basis.  Upon the expiration of the Claim Date, CT Energy’s governance rights under the Securities Purchase Agreement would terminate (but only if the Stock Appreciation Date had failed to occur before the Claim Date).

Other Material Terms

The Share Purchase Agreement contains customary representations, warranties and covenants. These representations, warranties and covenants were made only for purposes of the Share Purchase Agreement and as of specific dates, are solely for the benefit of the parties to the Share Purchase Agreement, may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Share Purchase Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. Investors should not rely on the representations, warranties or covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, CT Energy, or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Share Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company, CT Energy or their subsidiaries or affiliates.

Other material terms of the Share Purchase Agreement are as follows.

•	The Company agreed to guarantee HNR Energia’s performance of all obligations arising under the Share Purchase Agreement.
•

From the date of the Share Purchase Agreement and continuing in effect after the Closing, the Company, on behalf of itself and its subsidiaries, waived all rights to exercise any legal action against Petrodelta, any affiliate of Petrodelta or any governmental authority.

•

At the Closing, the Securities Purchase Agreement and certain agreements related to the Securities Purchase Agreement, including the Management Agreement will terminate. Additionally, all liens securing Company debt formerly owed to CT Energy will be released at the Closing. After the Closing, the Company’s primary assets will be cash from the proceeds of the transaction and the Company’s oil and gas interests in the Republic of Gabon.

Long-Term Receivable – CT Energia

On January 4, 2016, HNR Finance provided a loan to CT Energia in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”). The purpose of the loan is to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta that is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta are to assist Petrodelta in satisfying its working capital needs and discharging its obligations. Interest on the CT Energia Note is due and payable on the first of each January and July, commencing July 1, 2016. The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to pay unpaid interest and principal under the CT Energia Note. All payments made by CT Energia to HNR Finance under the CT Energia Note must be made in U.S. Dollars.   No interest payments have been made under the CT Energy note as of August 8, 2016.

The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.    The Management Agreement the Company entered into with CT Energia also makes CT Energia a related party.  During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  As of June 30, 2016 the CT Energia Note remains fully reserved and we are not accruing interest on this note receivable.

Note 2 – Liquidity

We expect that for 2016 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses. Therefore, expected continued losses from operations, capital needs and uses of cash will be funded through debt or equity financings, farm-downs, anticipated CT Energy Transaction, delay of the discretionary portion of our capital spending to future periods or operating cost reductions.  Our ability to continue as a going concern depends on our ability to complete the transaction under the Share Purchase Agreement and the success of our planned exploration and development activities in Gabon.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our exploration and exploitation acreage and suspended wells.  Our current cash position and our inability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Our primary ongoing sources of cash are issuances of debt and the sale or farm-down of oil and natural gas properties in Gabon. Our primary use of cash has been to fund oil and natural gas exploration projects, principal payments on debt, interest payments, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and natural gas properties. We have various contractual commitments pertaining to exploration, development and production activities.  See Note 10 – Commitments and Contingencies for our contractual commitments.

In January, April and July 2016, due to our liquidity position, the Company amended the 15% Note to increase the principal amount of the note equal to the amount of the accrued interest, less withholding tax that was due to CT Energy.  On May 3, 2016, the Company increased the principal amount of the 15% Note by $3.0 million bringing the principal amount outstanding under the 15% Note to $30.0 million as of June 30, 2016.  As of June 30, 2016 we capitalized interest payments totaling $1.7 million.  There can be no assurance that we will be able to amend our loan agreement with CT Energy to increase the principal amount of the 15% Note if our liquidity position does not allow us to make future interest payments when due.

As discussed above in Note 1 – Share Purchase Agreement – Additional Funding, the outstanding principal under the Additional Draw Note is $4.0 million, consisting of loans of $2.0 million by CT Energy on each of June 20, 2016 and July 19, 2016. The Company expects that the outstanding principal will increase to $6.0 million on August 19, 2016 and to $8.0 million on September 19, 2016 to fund Harvest’s transaction expenses and operations until the Closing.

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

On April 25, 2016, the Company received a notice from the NYSE stating that the Company is not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  As required by NYSE rules, the Company notified the NYSE that, within 45 days of receipt of the notice, the Company will submit a business plan that demonstrates its ability to regain compliance within 18 months. The NYSE accepted our plan on July 14, 2016, and we are now subject to quarterly monitoring for compliance with the plan. If the Company fails to comply with the business plan the NYSE may commence suspension and delisting procedures.

Failure to generate sufficient cash flow, raise additional capital through debt or equity financings, complete the proposed transaction under the Share Purchase Agreement, farm-downs, or reduce operating costs could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

The above circumstances raise substantial doubt about our ability to continue as a going concern.  While we believe the issuance of additional equity securities, short- or long-term debt financing, completion of the proposed transaction under the Share Purchase Agreement, farm-downs, the delay of the discretionary portion of our capital spending to future periods or operating cost reductions could be put into place which would not jeopardize our operations and future growth plans, there can be no assurance that such events will be successful.

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

Investment in Affiliate

We are accounting for our investment in Petrodelta under Accounting Standards Codification (“ASC”) 325 – Investments – Other (the “cost method”).  Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends in the period they are received.

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

Oil and Natural Gas Properties

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands)
Unproved property costs - Dussafu PSC	$28,045	$28,000
Oilfield inventories	2,878	3,006
Other administrative property	3,176	2,937
Total property and equipment	34,099	33,943
Accumulated depreciation	(2,533)	(2,482)
Total property and equipment, net	$31,566	$31,461

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three and six months ended June 30, 2016, depreciation expense was $14 thousand and $40 thousand, respectively.  For the three and six months ended June 30, 2015, depreciation expense was $27 thousand and $56 thousand, respectively.

Other Assets

Other assets at June 30, 2016 and December 31, 2015 include deposits and retainers.  During 2015 we fully reserved the $1.1 million blocked payment related to our drilling operations in Gabon.  The payment was blocked in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”).  See Note 10 – Commitments and Contingencies.   At December 31, 2015, we recorded an allowance for doubtful accounts of $0.7 million and the remaining balance of the blocked payment was reclassified to a receivable from our joint venture partners for $0.4 million.

Capitalized Interest

We capitalize interest costs for qualifying oil and natural gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three and six months ended June 30, 2016 and 2015, we did not capitalize interest costs due to insufficient on-going activity related to our oil and natural gas activities.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), debt, embedded derivatives and warrant derivative liability. We maintain cash and cash equivalents in bank deposit accounts with commercial banks, which at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable, prepaid costs, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015.  During the year ended December 31, 2015, we impaired the carrying value of our Dussafu project in Gabon by $23.2 million and our investment in affiliate by $164.7 million.  See Note 5 – Investment in Affiliate and Note 7 – Gabon for more information.

	As of June 30, 2016

	Level 1	Level 2	Level 3	Total

	(in thousands)
Recurring
Assets:
Embedded derivative asset - 15% Note	$—	$—	$6,697	$6,697
Embedded derivative asset - Additional Draw Note	—	—	447	447
	$—	$—	$7,144	$7,144

Liabilities:
SARs liability	$—	$93	$241	$334
RSUs liability	—	520	—	520
Warrant derivative liability	—	—	16,417	16,417
	$—	$613	$16,658	$17,271

	As of December 31, 2015

	Level 1	Level 2	Level 3	Total

	(in thousands)
Non recurring
Assets:
Dussafu PSC	$—	$—	$28,000	$28,000
	$—	$—	$28,000	$28,000

Recurring
Assets:
Embedded derivative asset	$—	$—	$5,010	$5,010
	$—	$—	$5,010	$5,010

Liabilities:
SARs liability	$—	$46	$50	$96
RSUs liability	—	174	—	174
Warrant derivative liability	—	—	5,503	5,503
	$—	$220	$5,553	$5,773

As of June 30, 2016, the fair value of our liability awards included $0.3 million for our SARs and $0.5 million for the RSUs both of which were recorded in accrued expenses.   As of December 31, 2015, the fair value of our liability awards included $0.1 million for our SARs which were recorded in accrued expenses and $0.2 million for our RSUs which were recorded in accrued expenses and other long-term liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Financial assets - embedded derivative asset:
Beginning balance	$5,001	$—	$5,010	$—
Additions	447	2,504	447	2,504
Change in fair value	1,696	123	1,687	123
Ending balance	$7,144	$2,627	$7,144	$2,627

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Financial liabilities - embedded derivative liability:
Beginning balance	$—	$—	$—	$—
Additions - fair value at issuance	—	13,449	—	13,449
Change in fair value	—	(434)	—	(434)
Ending balance	$—	$13,015	$—	$13,015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Financial liabilities - warrant derivative liability:
Beginning balance	$9,564	$—	$5,503	$—
Additions	—	40,013	—	40,013
Change in fair value	6,853	(2,418)	10,914	(2,418)
Ending balance	$16,417	$37,595	$16,417	$37,595

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Financial liabilities - stock appreciation rights
Beginning balance	$120	$—	$50	$—
Change in fair value	121	—	191	—
Ending balance	$241	$—	$241	$—

During three and six months ended June 30, 2016 and 2015, no transfers were made between Level 1, Level 2 and Level 3 liabilities or investments.

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

The following table is a summary of compensation expense recorded in general and administrative expense in our consolidated condensed statements of operations and comprehensive loss by type of awards:

	Six Months Ended June 30,
Employee Stock-Based Compensation	2016	2015

	(in thousands)
Equity based awards:
Stock options	$1,113	$920
Restricted stock	68	68
RSUs	149	—
Total expense related to equity based awards	1,330	988

Liability based awards:
SARs	238	277
RSUs	346	226
Total expense related to liability based awards	584	503
Total compensation expense	$1,914	$1,491

The assumptions summarized in the following table were used to calculate the fair value of the SARs classified as Level 3 instruments that were outstanding as of the balance sheet date:

	Fair Value
	Hierarchy	As of June 30,
	Level	2016
Significant assumptions (or ranges):
Exercise price	Level 1 input	$1.13
Threshold price	Level 1 input	$2.50
Suboptimal exercise factor	Level 3 input	2.5
Term (years)	Level 1 input	4.06
Volatility	Level 2 input	110.0%
Risk-free rate	Level 1 input	0.87%
Dividend yield	Level 2 input	0.0%

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

We classify interest related to income tax liabilities and penalties as applicable, as interest expense.  We recorded no penalties during the three and six months ended June 30, 2016 and 2015.

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2015 and through the second quarter of 2016, the deferred tax liability provided on such earnings was zero due to the impairment of the underlying book investment in Petrodelta.

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

The Internal Revenue Service (“IRS”) audited the Company’s 2013 and 2014 tax years. The audit commenced in April 2016 and the IRS informed us that it will issue a no charge report.

Noncontrolling Interest Owners

Changes in noncontrolling interest owners were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$(1,920)	$78,902	$447	$79,152
Contributions by noncontrolling interest owners	383	61	924	163
Net loss attributable to noncontrolling interest owners	(158)	(262)	(3,066)	(614)
Balance at end of period	$(1,695)	$78,701	$(1,695)	$78,701

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”.  It is expected to be effective for periods beginning after December 15, 2018 for public entities.  Early application is permitted.  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (1) Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments.  Interest on the liability will be recognized separately from amortization of the asset.  Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows.  (2) Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments.  A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense.  All cash outflows will be classified as operating on the statement of cash flows.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The new guidance is related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including our trade and partner receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date which is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model which increases the allowance when losses are probable. This change is effective for all public companies for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the provisions of this guidance and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)		(in thousands)
Loss from continuing operations(a)	$(12,898)	$(25,425)	$(26,994)	$(31,042)
Net loss attributable to Harvest	$(12,898)	$(25,425)	$(26,994)	$(31,042)
Weighted average common shares outstanding	51,415	42,663	51,415	42,663
Weighted average common shares, diluted	51,415	42,663	51,415	42,663
Loss per share:
Basic loss per share(a)	$(0.25)	$(0.60)	$(0.53)	$(0.73)
Diluted loss per share(a)	$(0.25)	$(0.60)	$(0.53)	$(0.73)

a)	Net of net loss attributable to noncontrolling interests.

During the three months ended June 30, 2016 per share calculations above excluded 6.7 million options and 34.1 million warrants because we had a loss from continuing operations. During the three months ended June 30, 2015 per share calculations above excluded 3.7 million options and 36.9 million warrants because we had a loss from continuing operations.

During the six months ended June 30, 2016 per share calculations above excluded 6.9 million options and 34.1 million warrants because we had a loss from continuing operations. During six months ended June 30, 2015 per share calculations above excluded 4.0 million options and 36.9 million warrants because we had a loss from continuing operations.

Note 5 – Investment in Affiliate

Venezuela – Petrodelta

Our 40 percent investment in Petrodelta is owned through our subsidiary, Harvest Holding.   We  continue to account for our investment in Petrodelta under the cost method as we do not exercise significant influence over the operations of Petrodelta.

Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends as income in the period they are received.

The carrying value of our investment in Petrodelta at June 30, 2016 and December 31, 2015 was nil.

Note 6 – Venezuela – Other

Harvest Vinccler, S.C.A, a wholly owned subsidiary of Harvest Holding (“Harvest Vinccler”) currently assists us in the oversight of our investment in Petrodelta and in negotiations with PDVSA. Harvest Vinccler’s functional and reporting currency is the United States Dollar (“USD”). They do not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuelan Bolivars (“Bolivars”).

On February 10, 2015, the Ministry of Economy, Finance, and Public Banking, and the Central Bank of Venezuela (BCV) published in the Extraordinary Official Gazette No. 6.171 Exchange Agreement No.33 two Official Notices.  The first notice stated that the former auction process, SICAD II, would no longer be permitted.  The second notice established a new exchange rate called the Foreign Exchange Marginal System (“SIMADI”).  The SIMADI’s marginal system was available in limited situations for individuals and companies to purchase and sell foreign currency via banks and exchange houses.  The SIMADI marginal system had been the only exchange mechanism available to Harvest Vinccler. We successfully participated in SIMADI auctions during the three and six months ended June 30, 2015.  Harvest Vinccler exchanged $0.08 million for both periods, and received 199.80 Bolivars per USD.

On March 9, 2016, the Venezuelan government announced a new exchange agreement No. 35 (the “Exchange Agreement No. 35”).  Exchange Agreement No. 35 was published in Venezuela’s Official Gazette No. 40865 dated March 9, 2016, and became effective on March 10, 2016.  Exchange Agreement No. 35 will have a dual exchange rate for a controlled rate (named DIPRO) fixed at DIPRO 10 Bolivars/USD for priority goods and services and a complementary rate (named DICOM) starting at 206.92 Bolivars per USD for travel and other non-essential goods.  During the three and six months ended June 30, 2016, Harvest Vinccler exchanged approximately $0.1 million and $0.1 million, respectively, and received 486.84 Bolivars and 397.74 Bolivars per USD, respectively.

The monetary assets that are exposed to exchange rate fluctuations are cash, accounts receivable, prepaid expenses and other current assets. The monetary liabilities that are exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the DIPRO exchange rate are settled at the 10 Bolivar/USD exchange rate. At June 30, 2016, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that are exposed to exchange rate changes are 18.1 million Bolivars ($0.04 million)  and 31.5 million Bolivars ($0.06 million), respectively.

Note 7 – Gabon

We are the operator of the Dussafu PSC with a 66.667 percent ownership interest. Located offshore Gabon, adjacent to the border with the Republic of Congo, the Dussafu PSC covers an area of 680,000 acres with water depths up to 1,650 feet.

The Dussafu PSC partners and the Republic of Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. The third exploration phase expired May 27, 2016.    Expiration of the exploration phase has no effect on the discovered fields under the Exclusive Exploitation Authorization (“EEA”) as discussed below.

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

Operational activities during the six months ended June 30, 2016, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

In June 2016, the Company conducted an impairment analysis of the unproved costs of the Dussafu PSC. The significant factors that impacted the evaluation were price forecasts, drilling costs and the number of companies engaged in evaluating an investment in the property through either a farm-down or acquisition.  Based on the June 2016 evaluation and our continuing operations, it is the opinion of the Company that the current carrying value is recoverable and no impairment to this Dussafu project is warranted as of  June 30, 2016.  If oil and natural gas prices continue to deteriorate or we fail to obtain adequate financing, farm-down or sell the asset, additional impairments may be required on our prospect.

We also reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  At March 31, 2016, based on contemporaneous market prices, we impaired the value of this inventory by another $0.1 million.  At June 30, 2016, we determined no impairment was necessary leaving the value related to the inventory at $2.9 million.

See Note 10 – Commitments and Contingencies for a discussion related to our Gabon operations.

The Dussafu PSC represents $30.9 million of unproved oil and natural gas properties including inventory on our June 30, 2016 balance sheet ($31.0 million at December 31, 2015).

Note 8 – Debt and Financing

As described in Note 1 – Organization,  on  June 19, 2015, we issued the CT Warrant, the 9% Note, the 15% Note and the Additional Draw Note in connection with the Securities Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and derivative liabilities in the notes and determined that the CT Warrant did not meet the required conditions to qualify for equity classification and was required to be classified as a  warrant derivative liability (see Note 9 – Warrant Derivative Liability).  The estimated fair value, at issuance, of the embedded derivative asset, described below, was $2.5 million, the embedded derivative liability, described below, was $13.5 million and the warrant derivative liability was $40.0 million.  In accordance with ASC 815, the proceeds were first allocated to the fair value of the embedded derivatives and warrant, which resulted in no value being attributable to the 9% Note and the 15% Note.

The following table summarizes the changes in our long-term debt due to related party, net of discount:

As of June 30,
Long-Term Debt	2016
(in thousands)
Beginning balance - January 1, 2016	$214
Increase in long-term debt due to the capitalization of accrued interest	1,736
Additional borrowings under the 15% Note	3,000
Additional Draw Note borrowing	2,000
Additional Draw Note - premium	447
Accretion of discount on debt	427
$7,824

At June 30, 2016, the amended face value of the 15% Note was $30.0 million.  The unamortized discount of the 15% Note was $24.6 million at June 30, 2016 and $25.0 million at December 31, 2015.  The Company will accrete the discount over the life of the 15% Note using the interest method.  Total interest expense for the three months ended June 30, 2016 associated with the 15% Note from CT Energy, a related party, was $1.4 million, comprised of $1.1 million related to the stated rate of interest on the note and $0.3 million related to the accretion of the discount on the debt. Total interest expense for the six months ended June 30, 2016 associated with the 15% Note from CT Energy, a related party, was $2.5 million, comprised of $2.1 million related to the stated rate of interest on the note and $0.4 million related to the accretion of the discount on the debt.  The fair value of the 15% Note at June 30, 2016 was $9.0 million, calculated using a Monte Carlo simulation.

CT Energy has agreed to lend Harvest $2.0 million per month for up to five months at 15% interest beginning on July 19, 2016, until the earlier of the Closing or the termination of the Share Purchase Agreement. These loans will be made under the Additional Draw Note, which is discussed above under “Securities Purchase Agreement.” The outstanding principal under the Additional Draw Note is $4.0 million, consisting of $2.0 million loans by CT Energy on each on June 20, 2016 and July 19, 2016. The Company expects that the outstanding principal will increase to $6.0 million on August 19, 2016 and to $8.0 million on September 19, 2016.   See Additional Note Note below for further information.

15% Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued the 15% Note, a five-year note in the aggregate principal amount of $25.2 million with interest that is compounded quarterly at a rate of 15% per annum and is payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period had not equaled or exceeded $2.50 per share, the maturity date of the 15% Note could have been extended by two years and the interest rate on the 15% Note would have been adjusted to 8.0% (the “15% Note Reset Feature”).  The lending of funds under of the Additional Draw Note extended the claim date and 15% Note Reset Feature.  See Additional Draw Note below for additional details.  During an event of default, the outstanding principal amount bears additional interest at a rate of 2.0% per annum higher than the rate otherwise applicable.

On January 4, 2016, the Company and CT Energy executed the first amendment to the 15% Note. The amendment converted the $1.0 million interest payment that would have been due and payable, less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note to $26.1 million as of January 1, 2016.

On and effective April 1, 2016, the Company and CT Energy executed a second amendment to the 15% Note. The second amendment converted the $1.0 million interest payment that would have been due and payable on April 1, 2016, less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note was $27.0 million as of April 1, 2016.

On May 3, 2016, the Company and CT Energy Holding executed and delivered a third amendment to the 15% Note.  The third Amendment increased the principal amount of the 15% Note to $30.0 million to reflect an additional loan of $3.0 million by CT Energy Holding to Harvest.  Additionally, the third amendment converts the $1.1 million accrued interest payment that would have been due and payable on July 1, 2016 less applicable withholding tax, into additional principal, such that the new principal amount of the 15% Note will be $30.9 million effective as of July 1, 2016.  As discussed above in Note 1 – Share Purchase Agreement,  $30.0 million in principal under the 15% Note will be cancelled as partial consideration upon the closing of the proposed sale of the Company’s Venezuelan interests.

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

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15% Note may declare the principal, premium, if any, and accrued and unpaid interest of such note immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the 15% Note plus accrued and unpaid interest is immediately due and payable.

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

The embedded 15% Note Reset Feature in the 15% Note was valued using the ‘with’ and ‘without’ method.  A Black-Derman-Toy (“BDT”) Model, which is a binomial interest rate lattice model, was used to value the 15% Note and the incremental value attributed to the embedded option was determined based on a comparison of the value of the 15% Note with the feature included and without the feature included.  Key inputs into this valuation model are the U.S. Treasury rate, our credit spread and the underlying yield volatility.  As part of our overall valuation process, management employs processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimate the yield volatility for the 15% Note based on historical daily volatility of the USD denominated Venezuela Sovereign zero coupon yield over a look back period of 3.97 years.  The risk-free interest rate is based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 15% Note. The credit spread was estimated based on the option adjusted spread (“OAS”) of the Venezuelan yield over the USD Treasury yield and the implied OAS for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were based on our estimates of the probability and timing of potential future financings and fundamental transactions.

The embedded derivative asset related to the 15% Note contains a Level 3 input related to the probability of our investor lending us additional funds or not lending us funds according to the terms of the loan agreement for the additional draws, as discussed below.  We have assumed a  70/30 scenario (50/50 scenario at December 31, 2015) of the draw or no draw for valuation of the embedded derivative asset.

The assumptions summarized in the following table were used to calculate the fair value of the derivative asset associated with the 15% Note that was outstanding as of June 30, 2016 on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of June 30,
	Level	2016
Significant assumptions (or ranges):
Weighted Term (years)		3.97
Yield Volatility	Level 2 input	40%
Risk-free rate	Level 1 input	0.9% to 1.1%
Dividend yield	Level 2 input	0.0%
Scenario probability:
Claim Date extended with Stock Appreciation Date threshold met	Level 3 input	59.4%
Claim Date extended with Stock Appreciation Date threshold not met	Level 3 input	36.8%
Claim Date not extended with Stock Appreciation Date threshold met	Level 3 input	59.4%
Claim Date not extended with Stock Appreciation Date threshold not met	Level 3 input	34.2%
Scenario probability (future draws/no future draws)	Level 3 input	70%/30%

The fair value of the embedded derivative asset related to the 15% Note Reset Feature was $6.7 million at June 30, 2016 and $5.0 million at December 31, 2015.  We recognized $1.7 million in changes in fair value of embedded derivative asset in our consolidated condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2016.  We recognized $0.6 million in derivative expense related to this embedded derivative asset and liabilities in our consolidated condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2015.

Additional Draw Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, the Company also issued the Additional Draw Note under which CT Energy may elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  For funds loaned under the Additional Draw Note, interest will be compounded quarterly at a rate of 15.0% per annum and will be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by the Claim Date, the volume weighted average price of the Company’s common stock over any consecutive 30-day period has not equaled or exceeded $2.50 per share, the maturity date of the Additional Draw Note could have been extended by two years and the interest rate on the Additional Draw Note will adjust to 8.0%, (the “Additional Draw Note Reset Feature”).  However, while CT Energy is making the monthly $2.0 million loans under the Additional Draw Note, as CT Energy currently has committed to do under the Share Purchase Agreement, the Claim Date will be extended. During an event of default, the outstanding principal amount will bear additional interest at a rate of 2.0% per annum higher than the rate otherwise applicable.

The Company may prepay all or a portion of the Additional Draw Note at a prepayment price equal to the make-whole price, as of the prepayment date, with respect to the principal amount of the Additional Draw Note being prepaid, plus accrued and unpaid interest. The make-whole price with respect to the Additional Draw Note has the same meaning described above with respect to the 15% Note.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the Additional Draw Note may declare the principal, premium, if any, and accrued and unpaid interest of such note immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the Additional Draw Note plus accrued and unpaid interest is immediately due and payable.

As discussed above in Note 1 – Share Purchase Agreement, the outstanding principal under the Additional Draw Note is $4.0 million, consisting of loans of $2.0 million by CT Energy on each of June 20, 2016 and July 19, 2016. The Company expects that the outstanding principal will increase to $6.0 million on August 19, 2016 and to $8.0 million on September 19, 2016.  Upon the closing of the proposed sale of the Company’s Venezuelan interests, the $80.0 million in cash consideration to be paid by CT Energy would be reduced by the amount of outstanding principal and accrued interest under the Additional Draw Note (and the Additional Draw Note would be cancelled).

At issuance and at December 31, 2015, we assigned no value to the Additional Draw Note or Additional Draw Note Reset Feature, as it did not at issuance meet the definition of derivatives in ASC 815 and there was no principal amount outstanding.

At June 30, 2016, due to the $2.0 million loaned under the Additional Draw Note on June 20, 2016, we evaluated the Additional Draw Note Reset Feature related to the interest rate and maturity date using “ASC 815 Derivatives and Hedging”.  Because the interest rate and maturity date reset are linked to achievement of a certain stock price, the feature is not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date is not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we are accounting for the Additional Draw Note Reset Feature as an embedded derivative asset that has been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.  The embedded Additional Draw Note Reset Feature in the Additional Draw Note was valued using the same methods and assumptions as the 15% Note Reset Feature discussed above.

The fair value of the embedded derivative asset related to the Additional Draw Note Reset Feature was $0.4 million at June 30, 2016.  We recognized $0.0 million for the three and six months ended June 30, 2016 in change in fair value of embedded derivative assets in our consolidated condensed statement of operations and comprehensive loss since the fair value at the inception date of June 20, 2016 for the Additional Draw Note Reset Feature approximated the fair value at June 30, 2016.

Note 9 – Warrant Derivative Liability

CT Warrant

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued the CT Warrant which is exercisable for 34,070,820 shares of the Company’s common stock at an initial exercise price of $1.25 per share.  The CT Warrant may not be exercised until the volume weighted average price of the Company’s common stock over any consecutive 30-day period equals or exceeds $2.50 per share.

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

We have analyzed the CT Warrant to determine whether it should be classified as a derivative liability or equity instrument.  Provisions of the CT Warrant agreement allow for a change in the exercise price of the CT Warrant upon the occurrence of certain corporate events.  These exercise price adjustments incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares therefore the CT Warrant is not considered to be “indexed to the issuer’s own stock” and does not meet the exception from derivative treatment in ASC 815.  We continue to account for the CT Warrant as a derivative which was marked to market as of June 30, 2016.

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

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet date presented on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of June 30,
	Level	2016
Significant assumptions (or ranges):
Stock price	Level 1 input	$0.84
Exercise price	Level 1 input	$1.25
Stock appreciation date price (hurdle)	Level 1 input	$2.50
Term (warrants)		1.9681
Term (Claim Date)		0.0519
Term (Claim Date extended)		0.4699
Volatility	Level 2 input	135.0%
Risk-free rate (warrants)	Level 1 input	0.63%
Risk-free rate (Claim Date)	Level 1 input	0.37%
Risk-free rate (Claim Date extended)	Level 1 input	0.41%
Dividend yield	Level 2 input	0.0%

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

The fair value of the CT Warrant was $16.4 million at June 30, 2016 and $5.5 million at December 31, 2015.  We recognized $6.9 million and $10.9 million, respectively, in change in fair value of warrant liabilities in our consolidated condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2016.  We recognized income of $2.4 million in change in fair value of warrant liabilities in our consolidated condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2015.

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

Under the agreements with our partner in the Dussafu PSC, we are jointly and severally liable to various third parties. As of June 30, 2016, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $0.1 million ($0.3 million as of December 31, 2015) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are currently the operator for the Dussafu PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet. Our partners have obligations totaling $36 thousand as of June 30, 2016  ($0.1 million as of December 31, 2015) to us for these liabilities. As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

The following related class action lawsuits were filed on the dates specified in the United States District Court, Southern District of Texas: John Phillips v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (March 22, 2013); Sang Kim v. Harvest Natural Resources, Inc., James A. Edmiston, Stephen C. Haynes, Stephen D. Chesebro’, Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson (April 3, 2013); Chris Kean v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 11, 2013); Prastitis v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 17, 2013); Alan Myers v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 22, 2013); and Edward W. Walbridge and the Edward W. Walbridge Trust v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 26, 2013). The complaints allege that the Company made certain false or misleading public statements and demand that the defendants pay unspecified damages to the class action plaintiffs based on stock price declines. All of these actions have been consolidated into the John Phillips v. Harvest Natural Resources, Inc., James A. Edminston and Stephen C. Haynes (March 22, 2013).

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

On February 27, 2015, Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest, Branta, LLC and Branta Exploration & Production Company, LLC   filed a complaint against Newfield in the United States District Court for the District of Colorado. The plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011. In the complaint, the plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets. The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage. In September 2015, plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants. Subsequently, plaintiffs agreed to dismiss with prejudice all claims against Ute Energy, LLC and Crescent Point Energy Corporation.

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

Harvest Vinccler disputes the Uracoa tax assessments and believes it has a substantial basis for its positions based on the interpretation of the tax code by SENIAT (the Venezuelan income tax authority), as it applies to operating service agreements, Harvest Holding has filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997.  Any potential liability for the Uracoa tax assessents would remain the responsibility of Harvest Vinccler upon the closing of the proposed sale of our Venezuelan interests.

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

On January 26, 2015, Petroandina, which owns a 29 percent interest in Harvest Holding, filed a complaint for breach of contract against the Company and its subsidiary HNR Energia in the Court of Chancery of the State of Delaware (“Court of Chancery”).  The complaint states that HNR Energia breached provisions of the Shareholders Agreement between Petroandina and HNR Energia, which provisions require HNR Energia to provide advance notice of, and deposit $5.0 million into an escrow account, before bringing any claim against the Venezuelan government. Under those provisions, if Petroandina so requests, an appraisal of Petroandina's 29 percent interest in Harvest Holdings must be performed, and Petroandina has the right to require HNR Energia to purchase that 29 percent interest at the appraised value.  Petroandina's claim requests that, among other things, the court (a) declare that HNR Energia has breached the Shareholders' Agreement by submitting the Request for Arbitration against the Venezuelan government on January 15, 2015 (which Request for Arbitration was subsequently withdrawn without prejudice); (b) declare that the Company has breached its guaranty of HNR Energia's obligations under the Shareholders' Agreement; (c) direct the Company and HNR Energia to refrain from prosecuting any legal proceeding against the Venezuelan government (including the previously filed Request for Arbitration) until such time as they have complied with the relevant provisions of the Shareholders' Agreement; (d) award Petroandina costs and fees related to the lawsuit; and (e) award Petroandina such other relief as the court deems just and proper.  On January 28, 2015, the Court of Chancery issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler S.C.A. withdrew without prejudice the Request for Arbitration. In the Delaware proceeding, the Company and HNR Energia have until August 23, 2016 to respond to Petroandina’s complaint.  We are currently unable to estimate the amount or range of any possible loss.

On  July 12, 2016, Petroandina filed a claim against the Company and HNR Energia in the Court of Chancery of the State of Delaware alleging that, by entering into the Share Purchase Agreement with CT Energy, the Company and HNR Energia breached the Shareholders’ Agreement. Petroandina filed this claim by amending the breach of contract claim previously filed in the Chancery Court on January 26, 2015.  The July 12, 2016 complaint requests that the Court of Chancery grant an injunction to prevent the Company and HNR Energia from completing the proposed transaction with CT Energy.  A hearing before the Court of Chancery regarding Petroandina’s injunction request is scheduled for August 16, 2016.  The Company currently is vigorously defending its right to complete the proposed transaction with CT Energy under the terms of the Share Purchase Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)
Segment Loss Attributable to Harvest
Venezuela	$(258)	$(85)	$(2,820)	$(108)
Gabon	(213)	(934)	(1,023)	(2,848)
Indonesia	—	(2)	—	(55)
United States and other	(12,427)	(24,404)	(23,151)	(28,031)
Net loss attributable to Harvest (a)	$(12,898)	$(25,425)	$(26,994)	$(31,042)

a)	Net of net loss attributable to noncontrolling interest owners.

	As of June 30,	As of December 31,
	2016	2015
	(in thousands)
Operating Segment Assets
Venezuela	$115	$5,290
Gabon	31,259	32,710
Indonesia	—	5
United States and other	11,060	9,776
Total assets	$42,434	$47,781

Note 12 – Related Party Transactions

The noncontrolling interest owners in Harvest Holdings, Vinccler (currently owning 20 percent) and Petroandina (currently owning 29 percent) are both related parties of the Company.

On January 4, April 1, and May 3, 2016, Harvest entered into first, second and third amendments, respectively, to the 15% Note.  Each amendment eliminated an interest payment and increased the principal amount of the 15% Note by the amount of the eliminated interest payment, less applicable withholding tax of $0.1 million for January 4 and April 1, 2016. Additionally, the third amendment also increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy.

After taking into account the third amendment, the outstanding principal amount of the 15% Note was  $30.9 million as of July 1, 2016.

On January 4, 2016, HNR Finance provided a loan to CT Energia in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”). The purpose of the loan is to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta that is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta are to assist Petrodelta in satisfying its working capital needs and discharging its obligations. Interest on the CT Energia Note is due and payable on the first of each January and July, commencing July 1, 2016. The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to pay unpaid interest and principal under the CT Energia Note. No interest payments under the CT Energy note have been made as of August 8, 2016.  All payments made by CT Energia to HNR Finance under the CT Energia Note must be made in U.S. Dollars.  The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.    The Management Agreement the Company entered into with CT Energia also makes CT Energia a related party.  During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected and we are not accruing interest on this note receivable.

On June 20, 2016, CT Energy, loaned $2.0 million to the Company, pursuant to the Additional Draw Note. As previously disclosed, Harvest sold the Additional Draw Note to CT Energy pursuant to Securities Purchase Agreement. The Securities Purchase Agreement provides that CT Energy can elect to loan, under the Additional Draw Note, $2.0 million to Harvest per month for up to six months beginning on June 20, 2016. The June 20, 2016 loan is, and any additional loans under the Additional Draw Note will be, secured by substantially all of the Harvest’s assets, including equity in certain of Harvest’s subsidiaries, as further described in the security agreement that was executed in connection with the Securities Purchase Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors, among other factors, the failure to obtain the requisite stockholder approvals of the proposed sale of our Venezuelan interests; the possibility that the closing conditions to the proposed sale of our Venezuelan interests may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the proposed sale of our Venezuelan interests or the possibility of non-consummation of the transaction; the occurrence of any event that could give rise to termination of the Share Purchase Agreement; risks related to the disruption of the proposed sale of our Venezuelan interests to Harvest and its management; the effect of announcement of the proposed sale of our Venezuelan interests on Harvest’s ability to retain and hire key personnel and maintain relationships with its partners, suppliers and other third parties; difficult global economic and commodity and capital markets conditions; changes in the legal and regulatory environment; our concentration of operations in Venezuela; political and economic risks associated with international operations (particularly those in Venezuela); anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; risks incumbent to being a noncontrolling interest stockholder in a corporation; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; our ability to continue as a going concern; and other risks, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in connection with this report, and other public filings.

Executive Summary

Recent Developments

On and effective as of April 1, 2016, the Company and CT Energy Holding SRL, a Barbados Society with Restricted Liability (“CT Energy”), executed and delivered a second amendment (the "Second Amendment") to the 15% Note, dated June 19, 2015, as amended by the First Amendment, effective as of December 31, 2015, payable by Harvest to CT Energy in the principal amount of $26.1 million. The Second Amendment converted the $1.0 million interest payment that was due and payable on April 1, 2016 and converted such amount, less applicable withholding tax, into additional principal, such that the current principal amount of the 15% Note as of April 1, 2016, was $27.0 million.

On April 25, 2016, the Company received a notice from the New York Stock Exchange (“NYSE”) stating that the Company is not in compliance with a NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  As required by NYSE rules, the Company notified the NYSE that, within 45 days of receipt of the notice, the Company will submit a business plan that demonstrates its ability to regain compliance within 18 months. The NYSE accepted our plan on July 14, 2016, and we are now subject to quarterly monitoring for compliance with the plan. If the Company fails to comply with the business plan the NYSE may commence suspension and delisting procedures.

On and effective as of May 3, 2016, the Company and CT Energy, executed and delivered a third amendment (the "Third Amendment") to the 15% Note, dated June 19, 2015, as amended by the First Amendment, effective as of December 31, 2015, and the Second Amendment, effective as of April 1, 2016 payable by Harvest to CT Energy in the principal amount of $27.0 million. The Third Amendment increases the principal amount of the 15% Note to $30.0 million to reflect an additional loan of $3.0 million by CT Energy to Harvest and converted the $1.1 million interest payment that was due and payable on July 1, 2016, less applicable withholding tax, into additional principal, such that the current principal amount of the 15% Note as of July 1, 2016, was $30.9 million.

On June 20, 2016, CT Energy, loaned $2.0 million to the Company, pursuant to a 15% non-convertible senior secured note, dated June 19, 2015 (the “Additional Draw Note”). As previously disclosed, Harvest sold the Additional Draw Note to CT Energy pursuant to a securities purchase agreement, dated June 19, 2015 (the “Securities Purchase Agreement”). The Securities Purchase Agreement provides that CT Energy can elect to loan, under the Additional Draw Note, $2.0 million to Harvest per month for up to six months beginning on June 20, 2016. The June 20, 2016 loan is, and any additional loans under the Additional Draw Note will be, secured by substantially all of the Harvest’s assets, including equity in certain of Harvest’s subsidiaries, as further described in the security agreement that was executed in connection with the Securities Purchase Agreement.   CT Energy’s June 20, 2016 loan to Harvest extends the original claim date of June 19, 2016 (“Claim Date”) under the Securities Purchase Agreement to July 19, 2016 and CT Energy’s July 19, 2016 loan to Harvest extends the Claim Date to August 19, 2016. The Claim Date was set to expire on June 20, 2016, the business day following the one-year anniversary of the execution of the Securities Purchase Agreement, but CT Energy can extend the Claim Date on a month-by-month basis, for up to six months, by making the $2.0 million monthly loans under the Additional Draw Note. Upon the expiration of the Claim Date, among other previously-disclosed consequences, CT Energy’s governance rights under the Securities Purchase Agreement would terminate (but only if the volume weighted average price of Harvest’s common stock over any 30-day period had failed to equal or exceed $2.50 per share before the Claim Date).

Share Purchase Agreement

On June 29, 2016, the Company, and its wholly owned subsidiary, HNR Energia B.V. (“ HNR Energia”), entered into a share purchase agreement (the “Share Purchase Agreement”) with CT Energy, pursuant to which HNR Energia agreed to sell to CT Energy the 51 percent interest in Harvest Vinccler Dutch-Holding B.V. (“Harvest Holding”) owned by HNR Energia.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Securities Purchase Agreement for further information.

Operations

Venezuela

Our 40 percent investment in Petrodelta is owned through our subsidiary, Harvest Holding.   We  continue to account for our investment in Petrodelta under the cost method as we do not exercise significant influence over the operations of Petrodelta.  We will continue to monitor this situation in future periods.

Under the cost method we will not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but will recognize any cash dividends as income in the period they are received.

During the three months ended June 30, 2016, Petrodelta sold approximately 3.62 million barrels of oil (“MMBO”) for a daily average of 39,763 barrels of oil per day (“BOPD”), an increase of five percent over the same period in 2015 and nine percent lower than the previous quarter.

During the six months ended June 30, 2016, Petrodelta sold approximately 7.58 MMBO for a daily average of 41,635 BOPD, an increase of seven percent over the same period in 2015.

During the three months ended June 30, 2016 Petrodelta drilled and completed one development well which was in the El Salto field.   During the six months ended June 30, 2016, Petrodelta drilled and completed seven development wells which six wells were in the El Salto field and one well was in the Temblador field.  Currently, Petrodelta is operating four drilling rigs and one workover rig and is continuing with infrastructure enhancement projects in the El Salto and Temblador fields.  During three and six months ended June 30, 2015, Petrodelta drilled and completed six and ten development wells, respectively.

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

Dussafu Project – Gabon

We have a 66.667 percent ownership interest in the Dussafu PSC through two separate acquisitions, and we are the operator. The third exploration phase of the Dussafu PSC expired on May 27, 2016.  The expiration of the exploration phase has no effect on the discovered fields under the Exclusive Exploitation Authorization (“EEA”) as discussed below. All expenditure commitments on this exploration phase have been completed.

On March 26, 2014, the joint venture partners approved a resolution that the discovered fields are commercial to exploit.  On June 4, 2014, a Declaration of Commerciality (“DOC”) was signed with Gabon pertaining to four discoveries on the Dussafu Project offshore Gabon.  Furthermore, on July 17, 2014, the Direction Generale Des Hydrocarbures (“DGH”) awarded an EEA for the development and exploitation of certain oil discoveries on the Dussafu Project and on October 10, 2014, the field development plan was approved. The Company has four years from the date of the EEA approval to begin production.  In order to begin production by July 2018, the current project plan is to develop the area surrounding our Ruche well first, followed by the development of the other fields and drilling selected high quality exploration prospects identified on 3D seismic.

Operational activities during the six months ended June 30, 2016, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

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

During the six months ended June 30, 2016, we had cash capital expenditures of $0.1 million for a site survey ($0.4 million for facility design costs during the six months ended June 30, 2015

The Company is considering options to develop, sell or farm-down the Dussafu PSC in order to obtain the maximum value from this asset, while maintaining the required liquidity to continue our current operations.

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

In June 2016, the Company conducted an impairment analysis of the unproved costs of the Dussafu PSC. The significant factors that impacted the evaluation were price forecasts, drilling costs and the number of companies engaged in evaluating an investment in the property through either a farm-down or acquisition.  Based on the June 2016 evaluation and our continuing operations, it is the opinion of the Company that the current carrying value is recoverable and no impairment to this Dussafu project is warranted as of June 30, 2016.

Results of Operations

The following discussion on results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Three Months Ended June 30, 2016 and 2015

We reported a net loss attributable to Harvest of $12.9 million, or $0.25 per share, for the three months ended June 30, 2016, compared with a net loss attributable to Harvest of $25.4 million, or $0.60 per share, for the three months ended June 30, 2015.

(Income) Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Depreciation and amortization	$14	$27	$(13)
Exploration expense	418	575	(157)
General and administrative	4,573	5,517	(944)
Change in fair value of warrant liabilities	6,853	(2,418)	9,271
Change in fair value of derivative assets and liabilities	(1,696)	(557)	(1,139)
Interest expense	1,373	614	759
Loss on issuance of debt and warrants	—	20,402	(20,402)
Foreign currency transaction gains and other	(38)	(77)	39
Transaction costs related to sale of Harvest Holding	1,551	—	1,551
Income tax expense	8	1,604	(1,596)
Loss from continuing operations	$13,056	$25,687	$(12,631)

Our accounting method for oil and natural gas properties is the successful efforts method. During the three months ended June 30, 2016, we incurred $0.2 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.2 million related to other general business development activities. During the three months ended June 30, 2015, we incurred $0.4 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.2 million related to other general business development activities.

The  decrease  in general and administrative costs for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to lower employee related costs ($0.7 million) and  general operations and overhead ($0.4 million), offset by higher professional fees and contract services ($0.2 million).  Employee costs were lower between periods primarily due to a $0.7 million decrease in certain stock-based compensation expense impacted by the change in the Company’s stock price offset by increase in other compensation for directors’ fees and stock option expense. General business and overhead costs were higher due to a decrease in costs allocated to projects during the three months ended June 30, 2016.    Contract services were lower primarily related to lower legal fees incurred for general corporate legal expense.

The change in fair value of warrant liabilities of $6.9 million during the three months ended June 30, 2016, is primarily related to the change in our stock price.  As the price of our stock has increased during the three months ended June 30, 2016, the fair value of the warrant liability also increased.  See Part I – Financial Information, Item 1 – Financial Statements, Note 9 – Warrant Derivative Liability for further information.

The change in fair value of embedded derivative assets of $1.7 million is directly related to the assumptions surrounding the commencement of the interest rate reset features in both the 15% and the Additional Draw Notes.  The interest rate reset features both lowers the interest rate and extends the due date of the 15% and the Additional Draw Notes.  At June 30, 2016, the probability of the interest rate reset feature date being delayed was lowered to 70% and the value of the embedded derivative asset related to the Additional Draw Note was added.  Both of these changes increased the value of the embedded derivative assets for the three months ended June 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 8 – Debt and Financing for further information.

The increase in interest expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to higher outstanding debt balances and accretion of debt discount during the three months ended June 30, 2016.

As discussed in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Securities Purchase Agreement, on June 19, 2015, we issued a $25.2 million, five year, 15.0% non-convertible senior secured promissory note (the “15% Note”),  a $7.0 million, five year, 9.0% convertible senior secured note (the “9% Note”), a warrant to purchase up to 34,070,820 shares of Harvest's common stock at an initial exercise price of $1.25 per share (the “CT Warrant”) and a five-year 15.0% non-convertible senior secured note (the “Additional Draw Note”) in connection with the Securities Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative asset and liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (see Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, the 9% and 15% notes. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive loss for the three months ended June 30, 2015.

We incurred $1.6 million of transaction costs associated with the Share Purchase Agreement with CT Energy for the three months ended June 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement for further information.

We had an income tax expense for the three months ended June 30, 2016 of $8 thousand compared to an income tax expense of $1.6 million for the three months ended June 30, 2015.  The expense during the three months ended June 30, 2016 was primarily attributable to income tax owed to the Venezuelan taxing authorities.  The expense for the three months ended June 30, 2015 was primarily attributable to an increase in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holdings to realize the deferred tax asset.  Through 2015 and the second quarter of 2016, the Company has continued recording a valuation allowance against its U.S. deferred tax assets.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.2 million for the three months ended June 30, 2016 compared to net loss attributable to noncontrolling interests of $0.3 million for the three months ended June 30, 2015.  The net losses attributable to noncontrolling interests during the three months ended June 30, 2016 and 2015 were related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.

Six Months Ended June 30, 2016 and 2015

We reported a net loss attributable to Harvest of $27.0 million, or $0.53 diluted earnings per share, for the six months ended June 30, 2016, compared with a net loss attributable to Harvest of $31.0 million, or $0.73 diluted earnings per share, for the six months ended June 30, 2015.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Six Months Ended June 30,
	2016	2015	Change

	(in thousands)
Depreciation and amortization	$40	$56	$(16)
Exploration expense	1,139	2,507	(1,368)
Impairment expense - oilfield inventories	128	—	128
Reserve for note receivable - related party	5,160	—	5,160
General and administrative	10,522	9,675	847
Change in fair value of warrant liabilities	10,914	(2,418)	13,332
Change in fair value of derivative assets and liabilities	(1,687)	(557)	(1,130)
Interest expense	2,469	851	1,618
Loss on issuance of debt and warrants	—	20,402	(20,402)
Foreign currency transaction gains and other	(192)	(80)	(112)
Transaction costs related to sale of Harvest Holding	1,551	—	1,551
Income tax expense	16	1,220	(1,204)
Loss from continuing operations	$30,060	$31,656	$(1,596)

Our accounting method for oil and gas properties is the successful efforts method. During the six months ended June 30, 2016, we incurred $0.8 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.3 million related to other general business development activities. During the six months ended June 30, 2015, we incurred $2.3 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.2 million related to other general business development activities.

During the six months ended June 30, 2016, we incurred $0.1 million of impairment expense for the oilfield inventory related to the Dussafu PSC. During the six months ended June 30, 2015, we incurred no impairment expense.

During the six months ended June 30, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

The increase in general and administrative costs for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher employee related costs ($0.7 million), general operations and overhead ($0.2 million), and taxes other than income, public relations and travel ($0.1 million) to offset by lower professional fees and contract services ($0.1 million).  Employee costs were higher between periods primarily due other compensation related to directors’ fees and stock options ($0.5 million) and certain stock-based compensation expense impacted by the change in the Company’s stock price ($0.1 million).

The change in fair value of warrant liabilities of $10.9 million during the six months ended June 30, 2016, is primarily related to the change in our stock price.  As the price of our stock has increased during the three months ended June 30, 2016, the fair value of the warrant liability also increased.  See Part I – Financial Information, Item 1 – Financial Statements, Note 9 – Warrant Derivative Liability for further information.

The change in fair value of embedded derivative assets of 1.7 million is directly related to the assumptions surrounding the commencement of the interest rate reset features in both the 15% and the Additional Draw Notes.  The interest rate reset features both lowers the interest rate and extends the due date of the 15% and the Additional Draw Notes.  At June 30, 2016, the probability of the interest rate reset feature date being delayed was lowered to 70% and the value of the embedded derivative asset related to the Additional Draw Note was added.  Both of these changes increased the value of the embedded derivative assets for the six months ended June 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 8 – Debt and Financing for further information.

The increase in interest expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to higher outstanding debt balances and accretion of debt discount during the six months ended June 30, 2016.

As discussed in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Securities Purchase Agreement, on June 19, 2015, we issued the 15% Note,  the 9% Note, the CT Warrant and the Additional Draw Note in connection with the Securities Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative asset and liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (see Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, the 9% and 15% notes. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2015.

We recognized a $0.2 million gain on foreign currency transactions for the six months ended June 30, 2016 compared to a $0.1 million gain on foreign currency transactions for the six months ended June 30, 2015.  The gains in 2016 and 2015 were primarily associated with a favorable change in the Bolivar denominated liabilities.

We incurred $1.6 million of transaction costs associated with the Share Purchase Agreement with CT Energy for the six months ended June 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement for further information.

We had an income tax expense for the six months ended June 30, 2016 of $16 thousand compared to an income tax expense of $1.2 million for the six months ended June 30, 2015.  The expense during the six months ended June 30, 2016 was primarily attributable to income tax owed to the Venezuelan taxing authorities.  The expense for the six months ended June 30, 2015 was primarily attributable to an increase in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holding.  We have not recognized a tax benefit on the Company’s losses arising during the six months ended June 30, 2015.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $3.1 million for the six months ended June 30, 2016 compared to net loss attributable to noncontrolling interests of $0.6 million for the six months ended June 30, 2015.  The net losses attributable to noncontrolling interests during the six months ended June 30, 2016 and 2015 were related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta.  The net loss during 2016 was primarily due to the $5.2 million allowance to fully reserve the CT Energia Note.

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

We expect that for 2016 we will not generate revenue, will continue to generate losses from operations, and our cash flows will not be sufficient to cover our operating expenses. Therefore, expected continued losses from operations, capital needs and uses of cash will be funded through debt or equity financings, farm-downs, delay of the discretionary portion of our capital spending to future periods or operating cost reductions.  Our ability to continue as a going concern depends on our ability to complete the transaction under the Share Purchase Agreement and the success of our planned exploration and development activities in Gabon.  There can be no guarantee of future capital acquisition, fundraising or exploration success or that we will realize the value of our exploration and exploitation acreage and suspended wells.  Our current cash position and our inability to access additional capital may limit our available opportunities or not provide sufficient cash for operations.

Our primary ongoing sources of cash are issuances of debt, the anticipated CT Energy Transaction and the sale or farm-down of oil and natural gas properties in Gabon. Our primary use of cash has been to fund oil and natural gas exploration projects, principal payments on debt, interest payments, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and natural gas properties. We have various contractual commitments pertaining to exploration, development and production activities.  See Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Commitments and Contingencies for our contractual commitments.

On January 4, April 1, and May 3, 2016, Harvest entered into first, second and third amendments, respectively, to the 15% Note.  Each amendment eliminated an interest payment and increased the principal amount of the 15% Note by the amount of the eliminated interest payment, less applicable withholding tax of $0.1 million for January 4 and April 1. Additionally, the third amendment also increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy.  After taking into account the third amendment, the outstanding principal amount of the 15% Note was $30.9 million effective as of July 1, 2016.  There can be no assurance that we will be able to amend our loan agreement with CT Energy to increase the principal amount of the 15% Note if our liquidity position does not allow us to make future interest payments when due.

As further discussed in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Share Purchase Agreement – Additional Funding, CT Energy loaned the Company $2.0 million on each of June 20, 2016 and July 19, 2016 under the Additional Draw Note, which the Company originally sold to CT Energy under the Securities Purchase Agreement. Amounts outstanding under the Additional Draw Note are secured by substantially all of Harvest’s assets, including equity in certain of Harvest’s subsidiaries, as further described in the security agreement that was executed in connection with the Securities Purchase Agreement.

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

On April 25, 2016, the Company received a notice from the NYSE stating that the Company is not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  As required by NYSE rules, the Company notified the NYSE that, within 45 days of receipt of the notice, the Company will submit a business plan that demonstrates its ability to regain compliance within 18 months. The NYSE accepted our plan on July 14, 2016, and we are now subject to quarterly monitoring for compliance with the plan. If the Company fails to comply with the business plan the NYSE may commence suspension and delisting procedures.

Failure to generate sufficient cash flow, raise additional capital through debt or equity financings, complete the Share Purchase Agreement transaction, farm-downs, or reduce operating costs could have a material adverse effect on our ability to meet our short- and long-term liquidity needs and achieve our intended long-term business objectives.

The above circumstances raise substantial doubt about our ability to continue as a going concern.  While we believe the issuance of additional equity securities, short- or long-term debt financing, completion of the Share Purchase Agreement transaction, farm-downs, the delay of the discretionary portion of our capital spending to future periods or operating cost reductions could be put into place which would not jeopardize our operations and future growth plans, there can be no assurance that such events will be successful.

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

Accumulated Undistributed Earnings of Foreign Subsidiaries

Under Accounting Standards Codification 740-30-25-17, no deferred tax liability should be recorded if sufficient evidence shows that the subsidiary has invested or will invest these undistributed earnings or that these earnings will be remitted in a tax-free manner. Management must consider numerous factors in determining timing and amounts of possible future distribution of these earnings to the parent company and whether a U.S. deferred tax liability should be recorded for these earnings. These factors include the future operating and capital requirements of both the parent company and the subsidiaries, remittance restrictions imposed by foreign governments or financial agreements, and tax consequences of the remittance, including possible application of U.S. foreign tax credits and limitations on foreign tax credits that may be imposed by the Internal Revenue Code and regulations.

As of June 30, 2016, the book-tax outside basis difference in our foreign subsidiary resulting from unremitted earnings was zero due to the pre-tax impairment of the Company’s remaining investment in Petrodelta of $164.7 million during the year ended December 31, 2015.  Consequently, the Company has not recorded a deferred tax liability associated with these foreign earnings.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(5,442)	$(10,870)
Net cash used in investing activities	(5,443)	(353)
Net cash provided by financing activities	5,924	23,518
Net increase (decrease) in cash	$(4,961)	$12,295

	As of June 30,	As of December 31,
	2016	2015

	(in thousands, except ratios)
Working capital (deficit)	$(5,277)	$6,232
Current ratio	0.4	2.3
Total cash	$2,800	$7,761
Total debt (net of discount)	$7,824	$214

At June 30, 2016, the amended face value of the 15% Note was $30.0 million.  The unamortized discount was $24.6 million at June 30, 2016. The Company will accrete the discount over the life of the notes using the interest method.

Working Capital

The decrease in working capital of $11.5 million between December 31, 2015 and June 30, 2016 was primarily due to cash used to fund our loss from operations and capital expenditures offset by the receipt of $1.7 million Internal Revenue Service (“IRS”) income tax receivable accrued in prior periods.

Cash Flow from Operating Activities

During the six months ended June 30, 2016, net cash used in operating activities was approximately $5.4 million ($10.9 million during the six months ended June 30, 2015). The $5.5 million decrease in use of cash was primarily due to lower net loss from continuing operations, and decrease in accounts receivable offset by increases in accrued expense, accounts payable and accrued interest. The receipt of the $1.7 million IRS income tax refund was received in February 2016. We paid no cash for interest expense during 2016 ($0.5 million during 2015).

Cash Flow from Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Dussafu PSC	$88	$353
Other administrative property	195	—
Total additions of property and equipment	$283	$353

During the six months ended June 30, 2016 we:

•	Provided a loan to CT Energia for $5.2 million under an 11.0% promissory note due 2019

Our only investing activities during the six months ended June 30, 2015 were capital expenditures.

Cash Flow from Financing Activities

During the six months ended June 30, 2016 we:

•	Received $5.0 million in proceeds from the 15% Note and Additional Draw Note;
•	Received $0.9 million in contributions from noncontrolling interest owners.

During the six months ended June 30, 2015 we:

•	Repaid $7.6 million of our note payable to Petroandina and repaid $1.3 million of our note payable to CT Energy;
•	Received $33.5 million in proceeds from issuance of debt;
•	Received $0.2 million in contributions from noncontrolling interest owners;
•	Incurred $1.2 million in legal and other fees associated with the issuance debt.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gain attributable to our international operations was $0.2 million for the six months ended June 30, 2016 compared to a $0.1 million gain on foreign currency transactions for the six months ended June 30, 2015.  The gains in 2016 and 2015 are primarily associated with favorable changes in the Bolivar denominated liabilities. There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control. It is not possible for us to predict the extent to which we may be affected by future changes in exchange rates and exchange controls.

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

Off-Balance Sheet Arrangements

The $5.2 million note receivable from CT Energy created an off-balance sheet risk. The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta which is 40% owned by HNR Finance and through which Harvest’s Venezuelan oil and natural gas interests are held. The loans to Petrodelta were to assist Petrodelta in satisfying its working capital needs and discharging certain obligations.  The full amount outstanding, including any unpaid accrued interest, is due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta. If and when CT Energia receives payments of principal or interest from loans it has made to Petrodelta, then those proceeds must be used to prepay unpaid interest and principal under the CT Energia Note.   Interest on the CT Energia Note is due and payable on the first of each January and July, commencing July 1, 2016.  No interest payments have been made under the CT Energy note as of August 8, 2016.

During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  As of June 30, 2016 the CT Energia Note remains fully reserved and we are not accruing interest on this note receivable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2015 Form 10-K. Our outlook with regards to market risk for the six months ended June 30, 2016 does not differ materially from that discussed in the 2015 Form 10-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of June 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I –Financial Information, Item 1- Financial Statements, Note 10 – Commitments and Contingencies and our 2015 Form 10-K for a description of certain legal proceedings, including material developments in such legal proceedings.

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

The following risk factors related to the proposed sale of our Venezuelan interests, which is further discussed in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Share Purchase Agreement, supplement risk factors contained in Part I. 1A of our 2015 Form 10-K:

While the proposed sale of our Venezuelan interests is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the proposed sale of our Venezuelan interests is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the proposed sale. In addition, while the proposed sale is pending, we are subject to a number of risks, including:

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

There is no assurance that the proposed sale of our Venezuelan interests will be completed, and our inability to consummate the proposed sale could harm the market price of our common stock and our business, results of operations and financial condition.

If our stockholders fail to authorize the proposed sale of our Venezuelan interests, or if the proposed sale is not completed for any other reason, the market price of our common stock may decline. In addition, failure to complete the proposed sale will result in a reduction in the amount of cash otherwise available to us and, given that we do not currently have any operating cash flow, may substantially limit our ability to implement our business strategy.

We cannot assure you that the proposed sale of our Venezuelan interests will be consummated. The consummation of the proposed sale is subject to the satisfaction or waiver of a number of conditions, including, among others, (i) the requirement that we obtain stockholder approval of the proposed sale, including approvals by both the holders of a majority of our outstanding common stock and the holders of a majority of our outstanding common stock held by stockholders other than CT Energy or its affiliates; (ii) the requirement that we obtain approval of the proposed sale from the Government of Venezuela; (iii) the requirement that Petroandina waive its rights under the Shareholders’ Agreement or exercise its change of control put right; (iv) requirements with respect to the accuracy of the representations and warranties of the parties to the Share Purchase Agreement; and (v) requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the Share Purchase Agreement. In addition, the Share Purchase Agreement may be terminated in certain circumstances under the terms of the Share Purchase Agreement.

We cannot guarantee that the parties to the Share Purchase Agreement will be able to meet all of the closing conditions. If we are unable to meet all of the closing conditions, CT Energy would not be obligated to close the proposed sale of our Venezuelan interests. We also cannot be sure that circumstances, such as a material adverse effect, will not arise that would also allow CT Energy to terminate the Share Purchase Agreement before the closing. If the proposed sale is not approved by our stockholders or does not close for another reason, our Board will be forced to evaluate other alternatives, which may be less favorable to us than the current proposed sale.

If the Share Purchase Agreement is terminated:

•

because (i) the conditions to closing the sale have not been satisfied or waived within 30 days after we have received stockholder approval, or (ii) because our stockholders do not approve the proposed sale, and we receive an acquisition proposal after the date of the Share Purchase Agreement or a proposal becomes publicly known, and in either case is not withdrawn, before the termination of the Share Purchase Agreement, then we will be required to pay CT Energy a break-up fee of $4.6 million and pay all of our debt to CT Energy (including any associated make-whole premiums) if, in certain circumstances, within 12 months of termination of the share purchase agreement we execute a definitive agreement with respect to, or our Board recommends, an alternative acquisition proposal and we subsequently consummate that alternative transaction;

•

because our Board has determined to enter into an alternative acquisition agreement with respect to a superior proposal, then we will be required to pay CT Energy a break-up up fee of $4.6 million and pay all of our debt to CT Energy (including any associated make-whole premiums);

•

because our Board has changed its recommendation to our stockholders to vote for the proposed sale or we have intentionally committed a breach of our obligations under the share purchase agreement regarding alternative acquisition proposals, then we will be required to pay CT Energy a break-up fee of $4.6 million; or

•

because we have breached or failed to perform any of our representations, warranties, covenants or other agreements in the Share Purchase Agreement (other than those regarding alternative acquisition proposals) and failed to cure the breach within the applicable cure period, then we will be required to pay CT Energy a break-up fee of $4.6 million.

We will not be entitled to draw on the $15 million available under the Letter of Credit provided by CT Energy at the signing of the Share Purchase Agreement and retain the proceeds of that draw, unless:

•

the Share Purchase Agreement is terminated because of CT Energy’s uncured breach of or failure to perform under any of its representations, warranties, covenants or other agreements in the Share Purchase Agreement; or

•

the Share Purchase Agreement is terminated at a point when all closing conditions have been satisfied, including receipt of approval by our stockholders, but excluding obtaining the Venezuelan approval and satisfaction of those conditions that can only be satisfied by CT Energy at the closing.

CT Energy has agreed to make certain monthly loans to us to fund our transaction expenses and operations until the closing. If the Share Purchase Agreement is terminated for any reason, there can be no assurance that CT Energy will continue to provide these funds after the date of termination. In addition, if the proposed sale of our Venezuelan interests is not consummated, our directors, executive officers and other employees will have expended extensive time and effort during the pendency of the sale and we will have incurred significant transaction costs, in each case without any commensurate benefit.

We are required to obtain the approval of the sale of our Venezuelan interests from the Ministerio del Poder Popular de Petroleo y Mineria, representing the Government of Venezuela. There can be no assurances that we will be able to obtain this approval, or that we will be able to obtain this approval on terms reasonably satisfactory to us and CT Energy. If this approval is not obtained, then the Share Purchase Agreement may be terminated. See Documents Governing the Proposed Sale – Share Purchase Agreement – Termination. In two previous proposed transactions, we were unable to obtain the approval of the Government of Venezuela to sell certain of our Venezuelan interests. We believe these proposed transactions did not succeed because the level of financial support the prospective purchasers offered to Petrodelta to carry on future Petrodelta operations was not sufficient to obtain the approval of the Government of Venezuela.

Closing of the transaction is also conditioned on receipt of the waiver by Petroandina of its rights under the Shareholders’ Agreement with respect to the sale of our Venezuelan interests, including any obligation of CT Energy to become a party to the Shareholders’ Agreement, or the exercise by Petroandina of its change of control put right to sell its 29% interest in Harvest Holding to CT Energy at the same time as HNR Energia sells its interests.

We may not be able to reach an amicable solution to the allegations of Petroandina that our transaction with CT Energy is in breach of the Shareholders’ Agreement.

On July 12, 2016, Petroandina filed a claim against us in the Court of Chancery in the State of Delaware alleging that by entering into the Share Purchase Agreement we breached the Shareholders’ Agreement. The claim requests that the Court of Chancery grant an injunction barring us from completing our transaction with CT Energy. While we are currently vigorously defending our right to complete our transaction with CT Energy (provided that we comply with the change of control put right provisions of the Shareholders’ Agreement), there can be no assurances that we will be successful in this defense or in ultimately coming to an amicable resolution with Petroandina regarding these matters.

If the proposed sale of our Venezuelan interests is not completed, there may not be any other offers from potential acquirors.

If the proposed sale of our Venezuelan interests is not completed, we may seek another purchaser for our interests in Venezuela. There can be no assurances that we would be able to enter into meaningful discussions or to otherwise complete any transaction with any other party who may have an interest in purchasing our Venezuelan interests on terms acceptable to us.

Our directors and executive officers may have interests in the proposed sale that are different from, or in addition to, the interests they may have as stockholders.

In accordance with the terms of certain pre-existing agreements, our directors and executive officers may receive certain change of control payments as a result of the consummation of the proposed sale of our Venezuelan interests, or as a result of the combination of the consummation of the proposed sale and a termination event under the applicable agreement. Accordingly, our directors and executive officers may have interests in the proposed sale that are difference from, or in addition to, the interests of our stockholders generally.

The opinion of the financial advisor to the Special Committee does not reflect changes in circumstances that may have occurred after the date of the opinion.

On June 29, 2016, the date the Share Purchase Agreement was executed, the financial advisor to the Special Committee delivered its opinion to the Special Committee that, based upon and subject to the assumptions, limitations and qualifications set forth in the opinion and based upon such other matters as the financial advisor to the Special Committee considered relevant, the consideration to be received by Harvest and HNR Energia pursuant to the Share Purchase Agreement was fair from a financial point of view to Harvest. The opinion of the financial advisor to the Special Committee speaks only as of the time it was rendered and not as of the closing of the proposed sale or any other time. Changes in circumstances that have or may occur after the date of the opinion of the financial advisor to the Special Committee could significantly alter the value, facts or elements on which the opinion was based.

There is no guarantee that you will receive any of the net cash proceeds from the proposed sale of our Venezuelan interests in the form of dividends.

The purchase price for the sale of our interests in Venezuela will be paid directly to us. After the payment of expenses related to the proposed sale (including taxes) and reservation of some of the proceeds for operating costs and contingent liabilities, any use of the remaining proceeds will be at the discretion of our Board and based on its determination of what is in the best interests of Harvest and its stockholders at the time of determination. Our Board could decide that we should use all or a significant portion of the net cash proceeds from the sale for purposes other than to pay dividends to stockholders, including continuing our business.

We cannot assure you that our common stock will continue to meet NYSE continued listing standards after the consummation of the proposed sale of our Venezuelan interests.

If the proposed sale of our Venezuelan interests is consummated, our assets will consist of cash and our interests in of Gabon. The NYSE’s continued listing requirements provide that a listed company’s securities can be delisted if the company’s operating assets have been substantially reduced. While we intend to take all necessary actions to cause our common stock to continue to be listed on the NYSE, there can be no assurances that NYSE will not seek to delist our common stock based on our post-closing asset base. We expect that any determination by the NYSE would be influenced by our strategy going forward, including the continued operation of our Gabon interests, after the closing, a matter that remains subject to our Board’s discretion. The delisting of our common stock from the NYSE would adversely impact liquidity of our common stock and could damage the trading price of our common stock.

Item 6.     Exhibits

(a) Exhibits

2.1

Securities Purchase Agreement, dated as of June 19, 2015, between the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK), Harvest Offshore China Company, and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed on June 22, 2015).

2.2

Share Purchase Agreement, dated as of June 29, 2016, by and among CT Energy Holding SRL, HNR Energia B.V. and the Company (incorporated by reference to our Form 8-K filed with the SEC on June 30, 2016).

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
10.1

Second Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of April 1, 2016, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on April 7, 2016).

10.1.1

Third Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, dated May 3, 2016, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on May 9, 2016).

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

HARVEST NATURAL RESOURCES, INC.

Dated: August 9, 2016	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: August 9, 2016	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer