Form 10-Q
period 2016-11-09
HARVEST NATURAL RESOURCES, INC.
filed 2016-11-09
CIK 845289

EXHIBIT 32.2

Accompanying Certificate

Pursuant to Rule 13a – 14 (b) or Rule 15d – 14(b)

and 18 U.S.C Section 1350

Not Filed Pursuant to the Securities Exchange Act of 1934

The undersigned Chief Financial Officer of Harvest Natural Resources, Inc. (the “Company”) does hereby certify as follows:

This report on Form 10-Q of Harvest Natural Resources, Inc. for the period ended September 30, 2016 and filed with the Securities and Exchange Commission on the date hereof (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2016	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President – Finance, Chief Financial Officer
and Treasurer