Form 10-Q/A
period 2016-09-30
HARVEST NATURAL RESOURCES, INC.
filed 2016-11-10
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No   ☒

At November 4, 2016,  the Registrant had 11,042,804 shares of its common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE :

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Form 10-Q”) that was filed by Harvest Natural Resources, Inc. (the “Company”) on November 9, 2016.  Due to an inadvertent, technical error, Exhibit 32.2 was filed in place of the Form 10-Q itself on November 9, 2016.  This Amendment provides a complete, replacement Form 10-Q, dated November 10, 2016, as well as updated Exhibits 31.1., 31.2, 32.1 and 32.2.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015	3
	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015	4
	Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	5
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 6.	Exhibits	39
Signatures		41

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,546	$2,505
Accounts receivable	259	2,458
Assets held for sale	11,013	10,444
Prepaid expenses and other	810	811
TOTAL CURRENT ASSETS	14,628	16,218
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method)	29,626	31,006
Other administrative property, net	671	439
TOTAL PROPERTY AND EQUIPMENT, net	30,297	31,445
OTHER ASSETS, net of allowance for $0.7 million (2016 and 2015)	149	118
TOTAL ASSETS	$45,074	$47,781
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$735	$365
Accrued expenses	7,037	2,991
Liabilities held for sale	34,435	7,177
TOTAL CURRENT LIABILITIES	42,207	10,533
OTHER LONG-TERM LIABILITIES	—	42
TOTAL LIABILITIES	42,207	10,575
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 37,500 (2016 and 2015); shares issued 14,497 (2016 and 2015); shares outstanding 12,848 shares (2016) and 12,854 shares (2015)	145	145
Additional paid-in capital	304,490	302,708
Accumulated deficit	(233,832)	(199,778)
Treasury stock, at cost, 1,649 shares (2016) and 1,643 shares (2015)	(66,331)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	4,472	36,759
NONCONTROLLING INTEREST OWNERS	(1,605)	447
TOTAL EQUITY	2,867	37,206
TOTAL LIABILITIES AND EQUITY	$45,074	$47,781

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

EXPENSES:
Depreciation and amortization	$11	$21	$41	$67
Exploration expense	581	831	1,720	3,338
Impairment expense - oilfield inventories	1,324	540	1,452	540
General and administrative	3,630	4,686	12,535	13,017
	5,546	6,078	15,748	16,962
LOSS FROM OPERATIONS	(5,546)	(6,078)	(15,748)	(16,962)
OTHER NON-OPERATING INCOME (EXPENSE):
Transaction costs related to sale of Harvest Holding	(1,814)	—	(3,365)	—
Other non-operating income (expense)	(3)	477	(10)	434
	(1,817)	477	(3,375)	434
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,363)	(5,601)	(19,123)	(16,528)
INCOME TAX BENEFIT	—	(1,857)	—	(650)
LOSS FROM CONTINUING OPERATIONS	(7,363)	(3,744)	(19,123)	(15,878)
DISCONTINUED OPERATIONS, net of taxes	96	9,162	(18,204)	(10,360)
NET INCOME (LOSS)	(7,267)	5,418	(37,327)	(26,238)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST OWNERS	(207)	(294)	(3,273)	(908)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$(7,060)	$5,712	$(34,054)	$(25,330)
INCOME (LOSS) PER SHARE:
Income (loss) per share:
Basic income (loss) per share:
Loss from continuing operations	$(0.56)	$(0.31)	$(1.23)	$(1.39)
Discontinued operations	0.01	0.83	(1.42)	(0.96)
Basic income (loss) per share	$(0.55)	$0.52	$(2.65)	$(2.35)

Diluted income (loss) per share:
Loss from continuing operations	$(0.56)	$(0.31)	$(1.23)	$(1.39)
Discontinued operations	0.01	0.83	(1.42)	(0.96)
Diluted income (loss) per share	$(0.55)	$0.52	$(2.65)	$(2.35)

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(19,123)	$(15,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	67
Amortization of debt financing costs	—	200
Impairment expense - oilfield inventories	1,452	540
Allowance for long-term receivable	—	550
Share-based compensation-related charges	2,425	2,202
Deferred income tax benefit	—	(655)
Changes in operating assets and liabilities:
Accounts receivable	2,199	(1,790)
Prepaid expenses and other	—	(542)
Other assets	(31)	1
Accounts payable	370	(1,035)
Accrued expenses	3,354	(477)
Other current liabilities	107	(1)
Deferred tax liabilities	—	1,755
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(9,206)	(15,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net	(360)	(491)
NET CASH USED IN INVESTING ACTIVITIES	(360)	(491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock	(15)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(15)	—
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities in discontinued operations	(2,420)	(2,758)
Cash provided by (used in) investing activities in discontinued operations	(179)	323
Cash provided by financing activities in discontinued operations	12,221	23,537
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	9,622	21,102

NET INCREASE IN CASH AND CASH EQUIVALENTS	41	5,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,505	6,138
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,546	$11,686

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

	Nine Months Ended September 30,

	2016	2015
Supplemental Cash Flow Information:	(in thousands)
Continuing Operations:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	8	6
Discontinued Operations:
Cash paid during the period for interest	—	615

Supplemental Schedule of Noncash Investing and Financing Activities:
Continuing Operations:
(Increase) decrease in current liabilities related to additions of property and equipment	$(15)	$384
Discontinued Operations:
Decrease in current liabilities related to additions of property and equipment	22	—
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest - related party	—	6,157
Capitalization of accrued interest	2,704	—

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

Note 1 – Organization

Organization

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) is a petroleum exploration and production company incorporated under Delaware law in 1988.

We hold exploration acreage offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”).  See Note 7 – Gabon.  We currently are evaluating the continued development or possible sale of our Gabon interests.

We previously owned significant interests in the Bolivarian Republic of Venezuela (“Venezuela”). We sold these interests in a transaction that closed on October 7, 2016.  See Share Purchase Agreement, below, for more information.

Interim Reporting

In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015.  The December 31, 2015 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”).  The unaudited consolidated condensed financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by U.S. GAAP. The consolidated condensed financial statements included in this report should be read with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which include certain definitions and a summary of significant accounting policies. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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
•

CT Energy acquired a $7.0 million, five year, 9.0% convertible senior secured note (the “9% Note”). The 9% Note and associated accrued interest of $0.1 million was converted into 8,667,597 shares (approximately 2,166,900 shares taking into account the November 3, 2016 one-for-four reverse stock split) of Harvest common stock at a conversion price of $0.82 per share on September 15, 2015 (approximately $3.28 per share taking into account the November 3, 2016 one-for-four reverse stock split).

•

CT Energy acquired a warrant to purchase up to 34,070,820 shares (approximately 8,517,705 shares taking into account the November 3, 2016 one-for-four reverse stock split) of Harvest's common stock at an initial exercise price of $1.25 per share ($5.00 per share taking into account the November 3, 2016 one-for-four reverse stock split) (the “CT Warrant”), subject to certain conditions set forth in the CT Warrant.

•

CT Energy acquired a five-year 15.0% non-convertible senior secured note (the “Additional Draw Note”), under which CT Energy could elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction.

•	CT Energy was granted certain governance rights in the transaction, including the right to appoint specified directors.
•

CT Energia Holding Ltd. (“CT Energia”), a Malta corporation and the Company, entered into a Management Agreement (the “Management Agreement”), under which CT Energia and its representatives provided management services with respect to the operations of the Company’s business as it relates to Petrodelta and Venezuela generally.

The securities sold to CT Energy under the Securities Purchase Agreement, as well as CT Energy’s governance rights, the Management Agreement and the Company’s relationship with CT Energy generally, were terminated on October 7, 2016 upon the closing of the sale of all of the Company’s Venezuelan interests to an affiliate of CT Energy.  See Share Purchase Agreement, below, for more information.

Share Purchase Agreement

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia BV (“HNR Energia”), completed the sale of all of HNR Energia’s 51% interest in Harvest-Vinccler Dutch Holding B.V., a Netherlands company (“Harvest Holding”), to Delta Petroleum N.V., a limited liability company organized under the laws of Curacao (“Delta Petroleum”), pursuant to a share purchase agreement, dated June 29, 2016 (the “Share Purchase Agreement”).  Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40% interest in Petrodelta, S.A., a mixed company organized under Venezuelan law (“Petrodelta”), through which all of the Company’s interests in Venezuela were owned.  Thus, under the Share Purchase Agreement, the Company sold all of its interests in Venezuela to Delta Petroleum.

Delta Petroleum is an affiliate of CT Energy, which assigned all of its rights and obligations under the Share Purchase Agreement to Delta Petroleum on September 26, 2016.  For more information about CT Energy, see Securities Purchase Agreement, above.

At the closing, the Company received consideration consisting of:

•	$69.4 million in cash paid after various closing adjustments;
•

an 11% non-convertible senior promissory note payable by Delta Petroleum to HNR Energia six months from the closing date in the principal amount of $12.0 million, guaranteed by the sole member and sole equity-holder of Delta Petroleum (the “ 11% Note ”);

•

the return of all of the Company’s common stock owned by CT Energy, consisting of 8,667,597 shares (approximately 2,166,900 shares taking into account the November 3, 2016 one-for-four reverse stock split) which was approximately 16.8% of all outstanding shares pre-closing, to be held by the Company as treasury shares;

•	the cancellation of $30.0 million in outstanding principal under the 15% Note;
•	the cancellation of the CT Warrant.

At the closing, the outstanding principal and accrued interest totaling $38.9 million and $1.4 million, respectively, under both the 15% Note and the Additional Draw Note, were repaid, net of withholding tax, as a closing adjustment to cash, and the 15% Note and Additional Draw Note were terminated.  (The $69.4 million in cash referenced above takes these adjustments into account.)  To fund Harvest’s transaction expenses and operations until the closing under the Share Purchase Agreement, CT Energy had loaned Harvest $2.0 million on each of June 21, 2016, July 20, 2016, August 24, 2016 and September 21, 2016 under the Additional Draw Note.

The relationship between the Company and CT Energy effectively terminated upon the closing under the Share Purchase Agreement.  In addition to the termination or relinquishment of all Company securities held by CT Energy, Oswaldo Cisneros and Alberto Sosa resigned as CT Energy’s non-independent designees to the Company’s board of directors.  Additionally, the Securities Purchase Agreement and certain agreements related to the Securities Purchase Agreement, including the Management Agreement, terminated.  Finally, all liens securing Company debt formerly owed to CT Energy were released at the closing.  Upon the closing, the Company’s primary assets were cash from the proceeds of the transaction and the Company’s oil and gas interests in Gabon.

Long-Term Receivable – CT Energia

On January 4, 2016, HNR Finance B.V., a wholly owned subsidiary of Harvest Holding (“HNR Finance”), provided a loan to CT Energia of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”).  The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta, which is 40% owned by HNR Finance.  HNR Finance’s sole recourse for payment of the principal amount of the loan was the payments of principal and interest from loans that CT Energia has made to Petrodelta.

The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest. During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  As of September 30, 2016, the CT Energia Note remained fully reserved and we had not accrued any interest with respect to this note receivable.

As discussed above under Share Purchase Agreement, the Company sold its 51% interest in Harvest Holding, the parent company of HNR Finance, which holds the CT Energia Note), to an affiliate of CT Energy on October 7, 2016.

Reverse Stock Split

On December 2, 2015, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.  In an effort to correct the deficiency, after the market closed on November 3, 2016, the Company completed a one-for-four reverse split of its issued and outstanding common stock.  The Company’s common stock began trading on a split-adjusted basis at market open on November 4, 2016.  In connection with the reverse stock split, the Company amended its amended and restated certificate of incorporation to reduce the authorized number of shares of common stock from 150,000,000 to 37,500,000.

As of November 4, 2016, the closing price of the Company’s common stock had increased to $4.45 per share.  Given the increase in our common stock price, the Company expects that it will regain compliance with the NYSE’s minimum price listing standard on December 19, 2016.

 All share and per share amounts in this report have been reported on a post-split basis.

Note 2 – Liquidity

We expect the net proceeds from the sale of our Venezuelan interests on October 7, 2016 will be adequate to meet our short-term liquidity requirements.

In January, April and July 2016, due to our liquidity position, the Company amended the 15% Note to increase the principal amount of the note equal to the amount of the accrued interest, less withholding tax, which was due to CT Energy.  On May 3, 2016, the Company increased the principal amount of the 15% Note by $3.0 million.   Taking these increases into account, the principal amount outstanding under the 15% Note was $30.9 million as of September 30, 2016.  As of September 30, 2016, we had capitalized interest payments, less withholding tax, totaling $2.7 million.

As discussed above in Note 1 –  Organization – Share Purchase Agreement, the outstanding principal under the Additional Draw Note was  $8.0 million at September 30, 2016.  The Additional Draw Note was cancelled on October 7, 2016 upon the closing of the sale of our Venezuelan interests.

Our primary tangible asset is our oil and gas interests in Gabon.  We have received two proposals for the purchase of our Gabon interests and are in discussions with both potential buyers; however, there can be no assurances that these discussions or either proposal will lead to a definitive transaction.  We currently are evaluating the continued development or possible sale of our Gabon interests, potential distributions of cash to our stockholders, and possible dissolution of the Company.

The Company completed a one-for-four reverse split of its issued and outstanding common stock on November 3, 2016.  See Note 1 – Organization – Reverse Stock Split, above, for more information.  All share and per share amounts in this report have been reflected on a post-split basis in these financial statements.

On April 25, 2016, the Company received a notice from the NYSE stating that the Company was not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  The Company believes that the sale of its Venezuelan interests on October 7, 2016 ultimately will allow it to regain compliance with this listing standard by increasing its stockholders’ equity.  However, the Company must demonstrate compliance for two consecutive financial quarters before the deficiency can be cured.

Upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding, the Company received, among other consideration, $69.4 million in net cash proceeds and a $12.0 million note payable from Delta Petroleum, due six months after closing.   A portion of the proceeds from the sale have been and will be used to fund costs associated with the either the sale or development of the Company’s Gabon prospect, to pay certain severance costs, to fund capital expenditures, to pay tax obligations related to the sale, to fund any potential future dividends declared and to maintain ongoing general operating and administrative expenses.

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

Investment in Affiliate

Until the October 7, 2016 sale of our interests in Venezuela, we accounted for the investment in Petrodelta under Accounting Standards Codification (“ASC”) 325 – Investments – Other (the “cost method”).  Under the cost method we did not recognize any equity in earnings from the investment in Petrodelta in our results of operations, but would have recognized any cash dividends in the period they were received.

As of December 31, 2015, we fully impaired the carrying value of the investment in Petrodelta and effective with the October 7, 2016 closing of the CT Energy transaction, we no longer have an ownership interest in Petrodelta.  See Note 1 – Organization and Note 5 – Investment in Affiliate for further information.

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

Oil and Natural Gas Properties

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2016	2015
	(in thousands)
Unproved property costs - Dussafu PSC	$28,072	$28,000
Oilfield inventories	1,554	3,006
Other administrative property	2,192	1,922
Total property and equipment	31,818	32,928
Accumulated depreciation	(1,521)	(1,483)
Total property and equipment, net	$30,297	$31,445

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three and nine months ended September 30, 2016, depreciation expense from continuing operations was $11 thousand and $41 thousand, respectively.  For the three and nine months ended September 30, 2015, depreciation expense from continuing operations was  $21 thousand and $67 thousand, respectively.

Other Assets

Other assets at September 30, 2016 and December 31, 2015 include deposits and retainers.  During 2015 we fully reserved the $1.1 million blocked payment related to our drilling operations in Gabon.  The payment was blocked in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”).  See Note 10 – Commitments and Contingencies.   At December 31, 2015, we recorded an allowance for doubtful accounts of $0.7 million and the remaining balance of the blocked payment was reclassified to a receivable from our joint venture partner for $0.4 million.

Capitalized Interest

We capitalize interest costs for qualifying oil and natural gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three and nine months ended September 30, 2016 and 2015, we did not capitalize interest costs due to insufficient on-going activity related to our oil and natural gas activities.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), debt, embedded derivatives and warrant derivative liability. We maintain cash and cash equivalents in bank deposit accounts with commercial banks, which at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable, prepaid costs, accounts payable and other current liabilities approximate their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015.  During the year ended December 31, 2015, we impaired the carrying value of our Dussafu project in Gabon by $23.2 million and our investment in affiliate by $164.7 million.  See Note 5 – Investment in Affiliate and Note 7 – Gabon for more information.

	As of September 30, 2016

	Level 1	Level 2	Level 3	Total

	(in thousands)
Recurring
Assets:
Embedded derivative asset - 15% Note (a)	$—	$—	$8,391	$8,391
Embedded derivative asset - Additional Draw Note (a)	—	—	2,170	2,170
	$—	$—	$10,561	$10,561

Liabilities:
SARs liability	$—	$64	$286	$350
RSUs liability	—	424	—	424
Warrant derivative liability (a)	—	—	14,879	14,879
	$—	$488	$15,165	$15,653

(a) See Note 8 – Debt and Financing, Note – 9 Warrant Derivative Liability and Note 13 – Discontinued Operations

	As of December 31, 2015

	Level 1	Level 2	Level 3	Total

	(in thousands)
Non recurring
Assets:
Dussafu PSC	$—	$—	$28,000	$28,000
	$—	$—	$28,000	$28,000

Recurring
Assets:
Embedded derivative asset (a)	$—	$—	$5,010	$5,010
	$—	$—	$5,010	$5,010

Liabilities:
SARs liability	$—	$46	$50	$96
RSUs liability	—	174	—	174
Warrant derivative liability (a)	—	—	5,503	5,503
	$—	$220	$5,553	$5,773

(a)	See Note 8 – Debt and Financing, Note – 9 Warrant Derivative Liability and Note 13 – Discontinued Operations

As of September 30, 2016, the fair value of our liability awards included $0.4 million for our SARs and $0.4 million for the RSUs both of which were recorded in accrued expenses.   As of December 31, 2015, the fair value of our liability awards included $0.1 million for our SARs which were recorded in accrued expenses and $0.2 million for our RSUs which were recorded in accrued expenses and other long-term liabilities.

Derivative Financial Instruments

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  See Note 9 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability as well as a description of the valuation models and inputs used to calculate the fair value.  See Note 8 – Debt and Financing for a description and discussion of our embedded derivatives related to our 15% Note as well as a description of the valuation models and inputs used to calculate the fair value.  All of our embedded derivatives included in our assets held for sale and warrants included in liabilities held for sale are classified as Level 3 within the fair value hierarchy.  See Note 13 – Discontinued Operations for discussion of our discontinued operations.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Financial assets - embedded derivative asset (a):
Beginning balance	$7,144	$2,627	$5,010	$—
Additions	2,692	—	3,139	2,504
Change in fair value	725	854	2,412	977
Ending balance	$10,561	$3,481	$10,561	$3,481

(a) See Note 8 – Debt and Financing and Note 13 – Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Financial liabilities - embedded derivative liability:
Beginning balance	$—	$13,015	$—	$—
Additions - fair value at issuance	—	—	—	13,449
Change in fair value	—	(1,873)	—	(2,307)
Conversion of debt		(11,142)		(11,142)
Ending balance	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Financial liabilities - warrant derivative liability (a):
Beginning balance	$16,417	$37,595	$5,503	$—
Additions	—	—	—	40,013
Change in fair value	(1,538)	(9,982)	9,376	(12,400)
Ending balance	$14,879	$27,613	$14,879	$27,613

(a) See Note 9 – Warrant Derivative Liability and Note 13 – Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Financial liabilities - stock appreciation rights
Beginning balance	$241	$—	$50	$—
Change in fair value	45	312	236	312
Ending balance	$286	$312	$286	$312

During three and nine months ended September 30, 2016 and 2015, no transfers were made between Level 1, Level 2 and Level 3 liabilities or investments.

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

The following table is a summary of compensation expense recorded in general and administrative expense in our consolidated condensed statements of operations and comprehensive income (loss) by type of awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock-Based Compensation	2016	2015	2016	2015

	(in thousands)
Equity based awards:
Stock options	$372	$444	$1,485	$1,364
Restricted stock	5	33	73	101
RSUs	75	—	224	—
Total expense related to equity based awards	452	477	1,782	1,465

Liability based awards:
SARs	17	93	255	370
RSUs	42	141	388	367
Total expense related to liability based awards	59	234	643	737
Total compensation expense	$511	$711	$2,425	$2,202

The assumptions summarized in the following table were used to calculate the fair value of the SARs classified as Level 3 instruments that were outstanding as of the balance sheet date:

	Fair Value
	Hierarchy	As of September 30,
	Level	2016
Significant assumptions (or ranges):
Exercise price	Level 1 input	$4.52
Threshold price	Level 1 input	$10.00
Suboptimal exercise factor	Level 3 input	2.5
Term (years)	Level 1 input	3.81
Volatility	Level 2 input	114%
Risk-free rate	Level 1 input	0.98%
Dividend yield	Level 2 input	0.0%

Income Taxes

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible and taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carryforwards. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

We classify interest related to income tax liabilities and penalties as applicable, as interest expense.  We recorded no penalties during the three and nine months ended September 30, 2016 and 2015.

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2015 and through the third quarter of 2016, the deferred tax liability provided on such earnings was zero due to the impairment of the underlying book investment in Petrodelta.

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

The Internal Revenue Service (“IRS”) has audited the Company’s 2013 and 2014 tax years. The audit commenced in April 2016 and the IRS issued a no change report on August 16, 2016.

Noncontrolling Interest Owners

Changes in noncontrolling interest owners were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$(1,695)	$78,701	$447	$79,152
Contributions by noncontrolling interest owners	297	380	1,221	543
Net loss attributable to noncontrolling interest owners	(207)	(294)	(3,273)	(908)
Balance at end of period	$(1,605)	$78,787	$(1,605)	$78,787

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. ASU 2016-15 provides specific guidance on eight cash flow classification issues not specifically addressed by GAAP: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. ASU 2016-15 should be applied using a retrospective transition method, unless it is impracticable to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-15 but do not expect ASU 2016-15 to have a significant impact on the presentation of cash receipts and cash payments within our consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We will be required to adopt the amendments in this ASU in the annual and interim periods beginning January 1, 2018, with early adoption permitted at the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The application of the amendments will require the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are evaluating the standard and the impact it will have on our consolidated financial statements.

Note 4 – Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)
Loss from continuing operations(a)	$(7,156)	$(3,450)	$(15,850)	$(14,970)
Discontinued operations, net of taxes	96	9,162	(18,204)	(10,360)
Net income (loss) attributable to Harvest	$(7,060)	$5,712	$(34,054)	$(25,330)
Weighted average common shares outstanding	12,849	11,019	12,852	10,785
Weighted average common shares, diluted	12,849	11,019	12,852	10,785
Income (loss) per share:
Loss from continuing operations (a)	$(0.56)	$(0.31)	$(1.23)	$(1.39)
Discontinued operations	0.01	0.83	(1.42)	(0.96)
Basic income (loss) per share(a)	$(0.55)	$0.52	$(2.65)	$(2.35)

Loss from continuing operations (a)	$(0.56)	$(0.31)	$(1.23)	$(1.39)
Discontinued operations	0.01	0.83	(1.42)	(0.96)
Diluted income (loss) per share(a)	$(0.55)	$0.52	$(2.65)	$(2.35)

a)	Net of net loss attributable to noncontrolling interests.

During the three months ended September 30, 2016 per share calculations above excluded 1.6 million options and 8.5 million warrants because we had a loss from continuing operations. During the three months ended September 30, 2015 per share calculations above excluded 1.0 million options and 9.5 million warrants because we had a loss from continuing operations.

During the nine months ended September 30, 2016 per share calculations above excluded 1.7 million options and 8.5 million warrants because we had a loss from continuing operations. During nine months ended September 30, 2015 per share calculations above excluded 1.0 million options and 9.5 million warrants because we had a loss from continuing operations.

The excluded options and warrants above have been adjusted taking into account the November 3, 2016, one-for-four reverse stock split.    All share and per share amounts in this report have been reflected on a post-split basis in these financial statements.

Note 5 – Investment in Affiliate

Venezuela – Petrodelta

Prior to the October 7, 2016 sale of our interests in Venezuela, our 40 percent investment in Petrodelta was indirectly owned through our subsidiary, Harvest Holding, which was sold in the transaction.   Prior to the sale, we accounted for our investment in Petrodelta under the cost method as we did not exercise significant influence over the operations of Petrodelta.

Under the cost method we did not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but would have recognized any cash dividends as income in the period they were received.

The carrying value of our investment in Petrodelta at September 30, 2016 and December 31, 2015 was nil.  For more information about the sale of our interests in Venezuela, see Note 1 – Organization – Share Purchase Agreement.

Note 6 – Venezuela – Other

Prior to the October 7, 2016 sale of our Venezuelan interests, Harvest Vinccler, S.C.A, a wholly owned subsidiary of Harvest Holding (“Harvest Vinccler”) assisted in the oversight of the investment in Petrodelta and in negotiations with PDVSA. Harvest

Vinccler’s functional and reporting currency was the United States Dollar (“USD”). They did not have currency exchange risk other than the official prevailing exchange rate that applied to their operating costs denominated in Venezuelan Bolivars (“Bolivars”).

On March 9, 2016, the Venezuelan government announced a new exchange agreement No. 35 (the “Exchange Agreement No. 35”).  Exchange Agreement No. 35 was published in Venezuela’s Official Gazette No. 40865 dated March 9, 2016, and became effective on March 10, 2016.  Exchange Agreement No. 35 will have a dual exchange rate for a controlled rate (named DIPRO) fixed at DIPRO 10 Bolivars/USD for priority goods and services and a complementary rate (named DICOM) starting at 206.92 Bolivars per USD for travel and other non-essential goods.  During the three and nine months ended September 30, 2016, Harvest Vinccler exchanged approximately $0.1 million and $0.2 million, respectively, and received 660.16 Bolivars and 518.57 Bolivars, respectively, per USD.

The monetary assets that were exposed to exchange rate fluctuations were cash, accounts receivable and prepaid expenses. The monetary liabilities that were exposed to exchange rate fluctuations are accounts payable, accruals, current and deferred income tax and other tax obligations and other current liabilities. All monetary assets and liabilities incurred at the DIPRO exchange rate were settled at the 10 Bolivar/USD exchange rate. At September 30, 2016, the balances in Harvest Vinccler’s Bolivar denominated monetary assets and liabilities accounts that were exposed to exchange rate changes were 47.6 million Bolivars ($0.09 million) and 59.3 million Bolivars ($0.11 million), respectively.

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51% interest in Harvest Holding, to Delta Petroleum, pursuant to Share Purchase Agreement.  See Note 1 – Organization for more information.

Note 7 – Gabon

Following the October 7, 2016 sale of our interests in Venezuela, our interests in Gabon represent our primary tangible asset.  We have received two proposals for the purchase of our Gabon interests and are in discussions with both potential buyers; however, there can be no assurances that these discussions or either proposal will lead to a definitive transaction.

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

Operational activities during the nine months ended September 30, 2016, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

In September 2016, the Company assessed the need for impairment related to the unproved properties of the Dussafu PSC.  The primary factors considered were the current bids received for the project which substantiated the carrying value at September 30, 2016.  Other factors considered were price forecasts, drilling costs and the remaining time on the EEA; none of which currently indicated a need for impairment.  Based on our September 2016 review, it is the opinion of the Company that no impairment is needed for the Dussafu prospect for the three months ending September 30, 2016.

We also reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  At March 31, 2016, based on contemporaneous market prices, we impaired the value of this inventory by $0.1 million.  At September 30, 2016, we determined that an additional $1.3 million impairment was necessary after review of condition of equipment leaving the value related to the inventory at  $1.6 million.

See Note 10 – Commitments and Contingencies for additional information regarding our Gabon operations.

The Dussafu PSC represents $29.6 million of unproved oil and natural gas properties including inventory on our September 30, 2016 balance sheet ($31.0 million at December 31, 2015).

Note 8 – Debt and Financing

As described in Note 1 – Organization – Securities Purchase Agreement, on June 19, 2015, we issued the CT Warrant, the 9% Note, the 15% Note and the Additional Draw Note to CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million. As described in Note 1 – Organization – Share Purchase Agreement, these securities were cancelled, paid off or relinquished by CT Energy on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

We previously identified embedded derivative assets and derivative liabilities in the 9% Note and 15% Note and determined that the CT Warrant did not meet the required conditions to qualify for equity classification and was required to be classified as a warrant derivative liability (see Note 9 – Warrant Derivative Liability).  The estimated fair value, at issuance, of the embedded derivative asset, described below, was $2.5 million, the embedded derivative liability, described below, was $13.5 million and the warrant derivative liability was $40.0 million.  In accordance with ASC 815, the proceeds were first allocated to the fair value of the embedded derivatives and CT Warrant, which resulted in no value being attributable to the 9% Note and the 15% Note.

The following table summarizes the changes in our long-term debt due to related party, net of discount currently included in liabilities held for sale in the balance sheet:

As of September 30,
Long-Term Debt	2016
(in thousands)
Beginning balance - January 1, 2016	$214
Capitalization of accrued interest	2,704
Additional borrowings under the 15% Note	3,000
Additional Draw Note borrowings	8,000
15% Note and Additional Draw Note - premiums	3,139
Accretion of discount on debt	823
Amortization of premium on debt	(63)
$17,817

At September 30, 2016, the amended face value of the 15% Note was $30.9 million.  The unamortized discount of the 15% Note was $23.0  million at September 30, 2016 and $25.0 million at December 31, 2015.  The Company accreted the discount over the life of the 15% Note using the interest method.  Total interest expense for the three months ended September 30, 2016 associated with the 15% Note from CT Energy, a related party, was $1.7 million, comprised of $1.4 million related to the stated rate of interest on the note, $0.4 million related to the accretion of the discount on the debt and $(0.1) million related to amortization of premium on debt.  Total interest expense for the nine months ended September 30, 2016 associated with the 15% Note from CT Energy, a related party, was $4.0 million, comprised of $3.3 million related to the stated rate of interest on the note,  $0.8 million related to the accretion of the discount on the debt and $(0.1) million amortization of premium on debt.  The fair value of the 15% Note at September 30, 2016 was $13.9 million, calculated using a Monte Carlo simulation.

CT Energy agreed to lend Harvest $2.0 million per month for up to five months at 15% interest beginning on July 19, 2016, until the earlier of the closing under or the termination of the Share Purchase Agreement.  These loans were made under the Additional Draw Note.  See Additional Draw Note below for more information.

15% Note

On June 19, 2015, we issued the 15% Note to CT Energy.  As described in Note 1 – Organization – Share Purchase Agreement, the 15% Note was cancelled on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

The 15% Note was a five-year note in the aggregate principal amount of $25.2 million with interest that compounded quarterly at a rate of 15% per annum.  The 15% Note was payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If the Stock Appreciation Date had not occurred by the Claim Date, the maturity date of the 15% Note could have been extended by two years and the interest rate on the 15% Note would have been adjusted to 8.0% (the “15% Note Reset Feature”).  The lending of funds under of the Additional Draw Note extended the Claim Date and 15% Note Reset Feature.  See Additional Draw Note below for additional details.

On January 4, April 1, and May 3, 2016, Harvest entered into first, second and third amendments, respectively, to the 15% Note.  Each amendment converted an interest payment and increased the principal amount of the 15% Note by the amount of the converted interest payment, less applicable withholding tax of $0.1 million for January 4 and April 1. Additionally, the third amendment also increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy.  After taking into account the third amendment, the outstanding principal amount of the 15% Note was $30.9 million effective as of July 1, 2016.

We evaluated the 15% Note Reset Feature related to the interest rate and maturity date using “ASC 815 Derivatives and Hedging”.  Because the interest rate and maturity date reset were linked to achievement of a certain stock price, the feature was not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date was not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we accounted for the 15% Note Reset Feature as an embedded derivative asset that had been measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.

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

The embedded derivative asset related to the 15% Note contains a Level 3 input related to the probability of our investor lending us additional funds or not lending us funds according to the terms of the loan agreement for the additional draws, as discussed below.  We have assumed a 10/90 scenario (50/50 scenario at December 31, 2015) of the draw or no draw for valuation of the embedded derivative asset.

The assumptions summarized in the following table were used to calculate the fair value of the derivative asset associated with the 15% Note and the Additional Draw Notes that were outstanding as of September 30, 2016 included in liabilities held for sale on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,
	Level	2016
Significant assumptions (or ranges):
Weighted Term (years)		3.72
Yield Volatility	Level 2 input	40%
Risk-free rate	Level 1 input	1.0% to 1.2%
Dividend yield	Level 2 input	0.0%
Scenario probability:
Claim Date extended with Stock Appreciation Date threshold met	Level 3 input	72.2%
Claim Date extended with Stock Appreciation Date threshold not met	Level 3 input	46.0%
Claim Date not extended with Stock Appreciation Date threshold met	Level 3 input	72.2%
Claim Date not extended with Stock Appreciation Date threshold not met	Level 3 input	44.9%
Scenario probability (future draws/no future draws)	Level 3 input	10%/90%

The fair value of the embedded derivative asset related to the 15% Note Reset Feature was $8.4 million at September 30, 2016 and $5.0 million at December 31, 2015.  We recognized  $0.5 million and $2.2 million, respectively, in changes in fair value of embedded derivative asset in our consolidated condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016.  We recognized $2.7 million and $3.3 million, respectively, in derivative expense related to this embedded derivative asset and liabilities in our consolidated condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015.

Additional Draw Note

On June 19, 2015, the Company also issued the Additional Draw Note, under which CT Energy could elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  The outstanding principal under the Additional Draw Note was $8.0 million at September 30, 2016, consisting of loans of $2.0 million by CT Energy on each of June 21, 2016, July 20, 2016, August 24, 2016 and September 21, 2016.  As described in Note 1 – Organization – Share Purchase Agreement, the Additional Draw Note was cancelled on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

Interest under the Additional Draw Note was to be compounded quarterly at a rate of 15.0% per annum and payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If the Stock Appreciation Date had not occurred by the Claim Date, the maturity date of the Additional Draw Note could have been extended by two years and the interest rate on the Additional Draw Note would have adjusted to adjust to 8.0%, (the “Additional Draw Note Reset Feature”).  However, while CT Energy was making the monthly $2.0 million loans under the Additional Draw Note, the Claim Date was to be extended.

At June 30, 2016, due to the $2.0 million loaned under the Additional Draw Note on June 20, 2016, we evaluated the Additional Draw Note Reset Feature related to the interest rate and maturity date using “ASC 815 Derivatives and Hedging”.  We determined to account for the Additional Draw Note Reset Feature as an embedded derivative asset measured at fair value with current changes in fair value reflected in our consolidated condensed statements of operations and comprehensive loss.  The embedded Additional Draw Note Reset Feature in the Additional Draw Note was valued using the same methods and assumptions as the 15% Note Reset Feature discussed above.

The assumptions summarized in the table above for the 15% Note were used to calculate the fair value of the derivative asset associated with the Additional Draw Notes that were outstanding as of September 30, 2016 included in liabilities held for sale on our consolidated condensed balance sheet

The fair value of the embedded derivative asset related to the Additional Draw Note Reset Feature was $2.2 million at September 30, 2016.  We recognized $0.2 million for the three and nine months ended September 30, 2016 in change in fair value of embedded derivative assets in our consolidated condensed statement of operations and comprehensive income (loss) related to the Additional Draw Note Reset Feature.

Note 9 – Warrant Derivative Liability

CT Warrant

On June 19, 2015, we issued CT Energy the CT Warrant, which was exercisable for 34,070,820 shares (approximately 8,517,705  shares taking into account the November 3, 2016 one-for-four reverse stock split) of the Company’s common stock at an initial exercise price of $1.25 per share ($5.00 per share taking into account the November 3, 2016 one-for-four reverse stock split).  The CT Warrant could not be exercised until the volume weighted average price of the Company’s common stock over any consecutive 30-day period equaled or exceeded $2.50 per share ($10.00 per share taking into account the November 3, 2016 one-for-four reverse stock split) (the “Stock Appreciation Date”).  As described in Note 1 – Organization – Share Purchase Agreement, the CT Warrant was cancelled on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

We analyzed the CT Warrant to determine whether it should be classified as a derivative liability or equity instrument.  Provisions of the CT Warrant agreement allowed for a change in the exercise price of the CT Warrant upon the occurrence of certain corporate events.  These exercise price adjustments incorporated variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares; therefore, the CT Warrant was not considered to be “indexed to the issuer’s own stock” and did not meet the exception from derivative treatment in ASC 815.  We continued to account for the CT Warrant as a derivative which was marked to market as of September 30, 2016.

A Monte Carlo simulation model is used to value the CT Warrant to estimate if the Stock Appreciation Date is achieved, which is based on the average stock price over a 30 day period (21 trading days) reaching $2.50 ($10.00 per share taking into account the November 3, 2016 one-for-four reverse stock split).  This requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which are fundamentally based on market data but require complex modeling.  The additional modeling is required in order to simulate future stock prices, to determine whether the Stock Appreciation Date is achieved and to model the projected exercise behavior of the warrant holders.

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of the balance sheet date included in liabilities held for sale on our consolidated condensed balance sheet:

	Fair Value
	Hierarchy	As of September 30,
	Level	2016
Significant assumptions (or ranges):
Stock price	Level 1 input	$3.24
Exercise price	Level 1 input	$5.00
Stock appreciation date price (hurdle)	Level 1 input	$10.00
Term (warrants)	Level 1 input	1.7162
Term (Claim Date)	Level 1 input	0.0574
Term (Claim Date extended)	Level 1 input	0.2240
Volatility	Level 2 input	140.0%
Risk-free rate (warrants)	Level 1 input	0.77%
Risk-free rate (Claim Date)	Level 1 input	0.44%
Risk-free rate (Claim Date extended)	Level 1 input	0.48%
Dividend yield	Level 2 input	0.0%

The stock price, exercise price, and stock appreciation date price have been adjusted taking into account the November 3, 2016 one-for-four reverse stock split.

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

The fair value of the CT Warrant was $14.9 million at September 30, 2016 and $5.5 million at December 31, 2015.  We recognized $1.5 million and $9.4 million, respectively, in change in fair value of warrant liabilities in our consolidated condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016.  We recognized income of $10.0 million and $12.4 million, respectively, in change in fair value of warrant liabilities in our consolidated condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015.

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

Under the agreements with our partner in the Dussafu PSC, we are jointly and severally liable to various third parties. As of September 30, 2016, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $37 thousand  ($0.3 million as of December 31, 2015) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are currently the operator for the Dussafu PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet. Our partners have obligations totaling $12 thousand as of September 30, 2016  ($0.1 million as of December 31, 2015) to us for these liabilities. As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

The following related class action lawsuits were filed on the dates specified in the United States District Court, Southern District of Texas: John Phillips v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (March 22, 2013) (the “Phillips Case”); Sang Kim v. Harvest Natural Resources, Inc., James A. Edmiston, Stephen C. Haynes, Stephen D. Chesebro’, Igor Effimoff, H. H. Hardee, Robert E. Irelan, Patrick M. Murray and J. Michael Stinson (April 3, 2013); Chris Kean v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 11, 2013); Prastitis v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 17, 2013); Alan Myers v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 22, 2013); and Edward W. Walbridge and the Edward W. Walbridge Trust v. Harvest Natural Resources, Inc., James A. Edmiston and Stephen C. Haynes (April 26, 2013). The complaints alleged that the defendants made certain false or misleading public statements and demanded that the defendants pay unspecified damages to the class action plaintiffs based on stock price declines. All of these actions were consolidated into the Phillips Case. On August 25, 2016, the court granted the defendants’ motion to dismiss the

Phillips Case and entered a final judgment dismissing the Phillips Case in its entirety. The plaintiffs declined to file an appeal, and the time for the filing an appeal expired on September 26, 2016.

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

On February 27, 2015, Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest and Branta, LLC and Branta Exploration & Production Company, LLC   filed a complaint against Newfield in the United States District Court for the District of Colorado. The plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011. In the complaint, the plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets. The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage. In September 2015, plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants. Subsequently, plaintiffs agreed to dismiss with prejudice all claims against Ute Energy, LLC and Crescent Point Energy Corporation.  On August 12, 2016, the court denied Newfield’s motion to dismiss the claim.

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

Uracoa Municipality Tax Assessments. Harvest Vinccler, a subsidiary of Harvest Holding, has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located.  Harvest Holding had filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997.  Any potential liability for these tax assessments was transferred by the Company upon the closing of the sale of the Company’s 51% interest in Harvest Holding on October 7, 2016, and remains the responsibility of Harvest Vinccler.

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the Uracoa, Tucupita and Bombal fields are located.  Harvest Vinccler had filed claims in the Tax Court in Caracas against the Libertador Municipality for the refund of all municipal taxes paid since 2002.  Any potential liability for these tax assessments was transferred by the Company upon the closing of the sale of the Company’s 51% interest in Harvest Holding on October 7, 2016, and remains the responsibility of Harvest Vinccler.

On January 26, 2015, Petroandina Resources Corporation N.V. (“Petroandina”), which owns a 29% interest in Harvest Holding, filed a complaint for breach of contract against the Company and its subsidiary, HNR Energia, in the Court of Chancery of the State of Delaware (“Court of Chancery”).  The complaint alleged a January 15, 2015 Request for Arbitration filed by HNR Finance and Harvest Vinccler against the Government of Venezuela before the International Centre for Settlement of Investment Disputes regarding HNR Finance’s investment in Petrodelta (the “Request for Arbitration”) constituted a breach of the Shareholders’ Agreement, dated December 16, 2013, which governed the rights of HNR Energia and Petroandina as shareholders of Harvest Holding (the “Shareholders Agreement”).  Specifically, the Shareholders’ Agreement required HNR Energia to provide advance notice of, and deposit $5.0 million into an escrow account, before bringing any claim against the Venezuelan government. On January 28, 2015, the Court of Chancery issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler withdrew without prejudice the Request for Arbitration.  On October 11, 2016, as described in the following paragraph, the Court of Chancery dismissed this claim with prejudice pursuant to a settlement agreement among the Company, HNR Energia, CT Energy and Petroandina.

On July 12, 2016, Petroandina filed a second claim against the Company and HNR Energia in the Court of Chancery.  The claim alleged that, by entering into the Share Purchase Agreement to sell its Venezuelan interests to CT Energy, the Company and HNR Energia breached the Shareholders’ Agreement.  The claim requested an injunction to prevent the Company and HNR Energia from completing the proposed transaction with CT Energy.  On August 16, 2016, the Court of Chancery granted Petroandina’s motion for a preliminary injunction.  On September 8, 2016, the Company, HNR Energia, CT Energy and Petroandina entered into a settlement agreement (the “Settlement Agreement”) intended to resolve the claim.  On September 8, 2016, the Court of Chancery granted an order amending its August 16, 2016 order and permitting Harvest and HNR Energia to effect the HNR Energia transaction, provided that the parties complied with the Settlement Agreement.  On October 7, 2016, as contemplated in the Settlement Agreement, Petroandina completed the sale of its 29% interest in Harvest Holding to Delta Petroleum, the assignee of CT Energy’s rights and obligations under the Settlement Agreement (the “Petroandina Sale”).  On October 11, 2016, in accordance with the Settlement Agreement, the Court of Chancery issued an order dismissing with prejudice Petroandina’s claims against the Company and HNR Energia.  As part of the Settlement Agreement and effective upon closing of the Petroandina Sale, HNR Energia agreed to pay Petroandina $1,000,000 accrued as of September 30, 2016 and the cost as reimbursement for expenses incurred by Petroandina in connection with the litigation related to the Shareholders’ Agreement.  This was recorded to Transaction Costs Related to Sale of Harvest Holding on our consolidated condensed statement of operations and comprehensive income (loss) during the nine months ended September 30, 2016.  Additionally, effective upon the closing of the Petroandina Sale, the Company, HNR Energia and CT Energy released Petroandina and its affiliates, and Petroandina released the Company, HNR Energia, CT Energy and their respective affiliates, from all claims or liabilities in connection with the Shareholders’ Agreement, the Share Purchase Agreement or the sale of the Company’s interests in Venezuela arising up to the date of the Settlement Agreement.

On August 9, 2016, Robert Garfield, a stockholder of the Company, filed a lawsuit in the 215th Civil District Court of Harris County, Texas against the members of the Company’s board of directors (the "Board") and CT Energy (and the Company, as a nominal defendant).  The lawsuit asserts several class action and derivative claims, including that (i) the Board members breached their fiduciary duties to the Company’s stockholders by negotiating and causing the execution of the Share Purchase Agreement, (ii) CT Energy aided and abetted the Board members in breaching their fiduciary duties and (iii) the Proxy Statement contained inadequate disclosures about the proposed transaction.  Among other relief, the lawsuit requests that the court grant an injunction to prevent the completion of the proposed transaction, in addition to unspecified rescissory and compensatory damages and attorneys’ fees and other costs.  The Company intends to vigorously defend the lawsuit.  We are unable to estimate the amount or range of any possible loss.  On September 14, 2016 plaintiff’s motion for a temporary injunction was denied.  On November 3, 2016, we learned that the plaintiff will dismiss this lawsuit without prejudice.

On October 14, 2016, Saltpond Offshore Producing Co., Ltd. (“Saltpond”) filed a petition in the 334th Judicial District Court of Harris County, Texas under Rule 202 of the Texas Rules of Civil Procedure to take a pre-suit deposition of the Company’s general counsel.  The petition alleges that Alessandro Bazzoni, a representative of CT Energy, obtained proceeds from oil allegedly misappropriated from Saltpond and used these funds to consummate the June 19, 2015 Securities Purchase Agreement between CT Energy and the Company.  The petition “seeks information to pursue a claim [against the Company] under the Uniform Fraudulent Transfer Act.”  The Company denies the allegations in the petition and intends to mount a vigorous defense.  Because the petition is in its preliminary stages, it is not possible to estimate the likelihood or magnitude of any potential liability at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)
Segment Income (Loss) Attributable to Harvest
Gabon	$(1,718)	$(1,293)	$(2,741)	$(4,141)
Indonesia	—	13	—	(42)
United States and other	(5,645)	(2,464)	(16,382)	(11,695)
Loss from continuing operations	(7,363)	(3,744)	$(19,123)	$(15,878)
Discontinued operations (a)	303	9,456	(14,931)	(9,452)
Net income (loss) attributable to Harvest	$(7,060)	$5,712	$(34,054)	$(25,330)

a)	Net of net loss attributable to noncontrolling interest owners. See Note 13 - Discontinued Operations.

	As of September 30,	As of December 31,
	2016	2015
	(in thousands)
Operating Segment Assets
Gabon	$30,051	$32,710
Indonesia	—	5
United States and other	4,010	4,622
	34,061	37,337
Discontinued operations(b)	11,013	10,444
Total assets	$45,074	$47,781

b) See Note 13 - Discontinued Operations

As described in Note 1 – Organization – Share Purchase Agreement, we sold all of our interests in Venezuela to an affiliate of CT Energy in a transaction that closed on October 7, 2016.

Note 12 – Related Party Transactions

The noncontrolling interest owners in Harvest Holdings, Oil & Gas Technology Consultants (Netherlands) Cooperatie V.A. (“Vinccler”) (currently owning 20 percent) and Petroandina (currently owning 29 percent) were both related parties of the Company prior to the sale of our interests in Venezuela on October 7, 2016.

On January 4, April 1, and May 3, 2016, Harvest entered into first, second and third amendments, respectively, to the 15% Note.  Each amendment converted an interest payment and increased the principal amount of the 15% Note by the amount of the converted interest payment, less applicable withholding tax of $0.1 million for January 4 and April 1, 2016. Additionally, the third amendment also increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy.  After taking into account the third amendment, the outstanding principal amount of the 15% Note was  $30.9 million as of July 1, 2016. The 15% Note was cancelled upon the closing of the sale of our Venezuelan interests to an affiliate of CT Energy on October 7, 2016.

On January 4, 2016, HNR Finance B.V., a wholly owned subsidiary of Harvest Holding (“HNR Finance”), provided a loan to CT Energia in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”).  The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta, which is 40% owned by HNR Finance.  HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta.  The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest. During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  As of September 30, 2016, the CT Energia Note remained fully reserved and we had not accrued any interest with respect to this note receivable.  As described under Note 1 – Organization – Share Purchase Agreement, the Company sold its 51% interest in Harvest Holding (the parent company of HNR Finance, which holds the CT Energia Note) to an affiliate of CT Energy on October 7, 2016.

On each of June 21,  July 20, August 24,  and September 21, 2016, CT Energy loaned $2.0 million to the Company pursuant to the Additional Draw Note. These loans were secured by substantially all of the Company’s assets, including equity in certain of Harvest’s subsidiaries.  As described in Note 1 – Organization – Share Purchase Agreement, the Additional Draw Note was cancelled on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

Note 13 – Discontinued Operations

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia BV, completed the sale of all of HNR Energia’s 51% interest in Harvest Holding, to Delta Petroleum, pursuant to a share purchase agreement, dated June 29, 2016  (the “Share Purchase Agreement”).  Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40% interest in Petrodelta, through which all of the Company’s interests in Venezuela were owned. Thus, under the Share Purchase Agreement, the Company sold all of its interests in Venezuela to Delta Petroleum and we do not have any continuing involvement in Venezuela. See Note 1 – Organization - Share Purchase Agreement for further information.

The Company’s 51% interest in Harvest Holding and the assets and liabilities directly related to the sale have been reclassified to assets and liabilities held for sale as follows:

	As of September 30,	As of December 31,
Assets Held For Sale	2016	2015

	(in thousands)
Cash and cash equivalents	$230	$5,256
Accounts receivable	49	3
Prepaid costs	7	15
Embedded derivative asset	10,561	5,010
Deferred taxes	85	120
Long-term note receivable, net	—	—
Administrative property, net	69	16
Other assets	12	24
	$11,013	$10,444

	As of September 30,	As of December 31,
Liabilities Held For Sale	2016	2015

	(in thousands)
Accounts payable	$2	$5
Accrued Expenses	279	341
Accrued interest payable	1,351	954
Other current liabilities	107	160
15% Note and Additional Draw Note, net	17,817	214
CT Warrant liability	14,879	5,503
	$34,435	$7,177

Harvest Holding’s effect on results of operations and other items directly related to discontinued operations have been reported in discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gain (loss) from Discontinued Operations

Sale of Harvest Holding
Depreciation	$(5)	$(6)	$(15)	$(16)
Reserve for note receivable - related party	—	—	(5,160)	—
General and administrative expense	(497)	(683)	(2,114)	(2,027)
Change in fair value of warrant derivative liability	1,538	9,982	(9,376)	12,400
Change in fair value of embedded derivative asset and liabilities	725	2,727	2,412	3,284
Interest expense	(1,674)	(1,057)	(4,143)	(1,909)
Loss on debt conversion	—	(1,890)	—	(1,890)
Loss on issuance of debt	—	—	—	(20,402)
Foreign currency transaction gains	16	96	215	220
Income tax expense	(7)	(7)	(23)	(20)
Discontinued Operations, net of taxes	$96	$9,162	$(18,204)	$(10,360)

Note 14 – Subsequent Events

On October 7, 2016, the Company and its wholly owned subsidiary, HNR Energia, closed the sale of the Company’s Venezuelan interests to an affiliate of CT Energy.  See Note 1 – Organization – Share Purchase Agreement for more information.

On November 3, 2016, a one-for-four reverse split of the Company’s common stock became effective.  See Note 1 – Organization – Reverse Stock Split for more information.    All share and per share amounts in this report have been reflected on a post-split basis in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors, among other factors, our ability, or our Board’s decision, to keep our common stock listed on the New York Stock Exchange; the risk that our stockholders will not receive any of the proceeds from the sale of our Venezuelan interests in the form of dividends; difficult global economic and commodity and capital markets conditions; changes in the legal and regulatory environment; political and economic risks associated with international operations; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; our ability to acquire oil and natural gas properties that meet our objectives; availability and cost of drilling rigs and seismic crews; political stability; civil unrest; acts of terrorism; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; estimates of amounts and timing of sales of securities; changes in weather conditions; our ability to continue as a going concern; and other risks, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which includes certain definitions and a summary of significant accounting policies and should be read in connection with this report, and other public filings.

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

On December 2, 2015, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.  As required by the NYSE, in order to maintain its listing, Harvest notified the NYSE that it intended to cure the price deficiency.  On October 25, 2016, the Company announced that it would conduct a one-for-four reverse split of its issued and outstanding common stock.  The one-for-four reverse stock split became effective after the market closed on November 3, 2016, and the Company’s common stock began trading on a split-adjusted basis at market open on November 4, 2016.    Given the increase in the Company’s common stock price (with a closing price of $4.45 per share as of November 4, 2016), the Company expects that it will regain compliance with the NYSE’s minimum price listing standard on December 19, 2016.

On April 25, 2016, the Company received a notice from the NYSE stating that the Company was not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.    The Company believes that the sale of its Venezuelan interests on October 7, 2016 ultimately will allow it to regain compliance with this listing standard by increasing its stockholders’ equity.  However, the Company must demonstrate compliance for two consecutive financial quarters before the deficiency can be cured.

Effective as of May 3, 2016, the Company and CT Energy, executed and delivered a third amendment (the "Third Amendment") to the 15% Note, dated June 19, 2015, as amended by the First Amendment, effective as of December 31, 2015, and the Second Amendment, effective as of April 1, 2016 payable by Harvest to CT Energy in the principal amount of $27.0 million. The Third Amendment increased the principal amount of the 15% Note to $30.0 million to reflect an additional loan of $3.0 million by CT Energy to Harvest and converted the $1.1 million interest payment that was due and payable on July 1, 2016, less applicable withholding tax, into additional principal, such that the current principal amount of the 15% Note as of July 1, 2016 was $30.9 million.

To fund Harvest’s transaction expenses and operations until the closing under the Share Purchase Agreement (as discussed in the following section), CT Energy loaned Harvest, under the Additional Draw Note, $2.0 million on each of June 21, 2016, July 20, 2016, August 24, 2016 and September 21, 2016 for a total outstanding balance of $8.0 million at September 30, 2016.

Share Purchase Agreement

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia BV (“HNR Energia”), completed the sale of all of HNR Energia’s 51% interest in Harvest-Vinccler Dutch Holding B.V., a Netherlands company (“Harvest Holding ”), to Delta Petroleum N.V., a limited liability company organized under the laws of Curacao (“Delta Petroleum”), pursuant to a share purchase agreement, dated June 29, 2016 (the “Share Purchase Agreement”).  Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40% interest in Petrodelta, S.A., a mixed company organized under Venezuelan law (“ Petrodelta ”), through which all of the Company’s interests in Venezuela were owned.  Thus, under the Share Purchase Agreement, the Company sold all of its interests in Venezuela to Delta Petroleum.  Delta Petroleum is an affiliate of CT Energy, which assigned all of its rights and obligations under the Share Purchase Agreement to Delta Petroleum on September 26, 2016.  For more information about the sale of our interests in Venezuela, see Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Share Purchase Agreement.

Operations

Venezuela

As described in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement, we sold all of our interests in Venezuela to an affiliate of CT Energy in a transaction that closed on October 7, 2017.  Prior to the sale, our 40 percent investment in Petrodelta was owned through our subsidiary, Harvest Holding, which was sold in the transaction.   We accounted for our investment in Petrodelta under the cost method as we did not exercise significant influence over the operations of Petrodelta.  Under the cost method we did not recognize any equity in earnings from our investment in Petrodelta in our results of operations, but would have recognize any cash dividends as income in the period they were received.

We performed an impairment analysis of the carrying value of our investment of Petrodelta as of December 31, 2015 due to the continued decline in world oil prices and deteriorating economic conditions in Venezuela which have significantly impacted Petrodelta’s operations.  During 2015, Petrodelta’s operating costs exceeded the price realized from the sale of its production due to the significant rate of inflation in Venezuela and the restrictive foreign currency exchange system which Petrodelta is required to operate under.  Based on the economic environment in which Petrodelta was required to operate, we concluded that the estimated fair value of our investment in Petrodelta was nil and recorded a pre-tax impairment charge of $164.7 million to fully impair our investment in Petrodelta as of December 31, 2015. The estimated fair value of our investment was determined based on the estimated fair value of Petrodelta’s oil and natural gas properties and other net liabilities as of December 31, 2015 which exceeded the estimated fair value of the oil and natural gas properties.

Dussafu Project – Gabon

Following the October 7, 2016 sale of our interests in Venezuela, our interests in Gabon represent our primary tangible asset. We have received two proposals for the purchase of our Gabon interests and are in discussions with both potential buyers; however, there can be no assurances that these discussions or either proposal will lead to a definitive transaction.

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

Operational activities during the nine months ended September 30, 2016, included continued evaluation of development plans, based on the 3D seismic data acquired in late 2013 and processed during 2014.

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

During the nine months ended September 30, 2016, we had cash capital expenditures of $0.1 million for a site survey ($0.4 million for facility design costs during the nine months ended September 30, 2015

Since approval of the Field Development Plan (“FDP”) in October 2014, Harvest has continued the development of the Ruche Exclusive Exploitation Area. A tender for all necessary subsea equipment was concluded in January 2015 where prices exceeded the costs employed in the FDP. We continue to negotiate with the lowest priced vendors and continue to revise the development scheme to bring the projected cost back to the FDP levels. The depth volume from the 2013 3D seismic acquisition over the discovered fields and the outboard area of the license was received and interpreted. This data was incorporated into our reservoir models and optimization of well trajectories to maximize oil recovery continues. In addition, the prospect inventory was updated and several prospects have been high graded for drilling. To accommodate the drilling schedule, a site survey, including bathymetry and geophysical data gathering with respect to prospects A/B, 6/7 and 8/9, was completed in August 2015. A tender for a drilling rig and services were completed in March 2016.

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

In September 2016, the Company assessed the need for impairment related to the unproved properties of the Dussafu PSC.  The primary factors considered were the current bids received for the project which substantiated the carrying value at September 30, 2016.  Other factors considered were price forecasts, drilling costs and the remaining time on the EEA; none of which currently indicated a need for impairment.  Based on our September 2016 review, it is the opinion of the Company that no impairment is needed for the Dussafu prospect for the three months ending September 30, 2016.

In September 2016, the Company conducted an inventory analysis and based on the condition of the equipment, we lowered the value of inventory by $1.3 million leaving a balance of $1.6 million in oilfield inventory.

Results of Operations

The following discussion on results of operations for the three and six months ended September 30, 2016 and 2015 should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Three Months Ended September 30, 2016 and 2015

We reported a net loss attributable to Harvest of $7.1 million, or $0.55 per basic and diluted loss per share, for the three months ended September 30, 2016, compared with a net income attributable to Harvest of $5.7 million, or $0.52 per basic and diluted earnings per share, for the three months ended September 30, 2015.

(Income) Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Depreciation and amortization	$11	$21	$(10)
Exploration expense	581	831	(250)
Impairment expense - oilfield inventories	1,324	540	784
General and administrative	3,630	4,686	(1,056)
Transaction costs related to sale of Harvest Holding	1,814	—	1,814
Other non-operating (income) expense	3	(477)	480
Income tax benefit	—	(1,857)	1,857
Loss from continuing operations	$7,363	$3,744	$3,619

Our accounting method for oil and natural gas properties is the successful efforts method. During the three months ended September 30, 2016, we incurred $0.4 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.2 million related to other general business development activities. During the September 30, 2015, we incurred $0.7 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.1 million related to other general business development activities.

During the three months ended September 30, 2016, we incurred $1.3 million of impairment expense for the oilfield inventory related to the Dussafu PSC.  During the three months ended September 30, 2015, we incurred $0.5 million of impairment expense for the oilfield inventory related to the Dussafu PSC.

The decrease in general and administrative costs for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were primarily due to lower employee related costs ($0.5 million), general business and overhead ($0.1 million) professional fees and contract services ($0.4 million) and public relations ($0.1 million).  Employee related costs were lower between periods primarily due to lower salaries driven by lower employee head count ($0.2 million), lower stock options and restricted stock expense ($0.1 million),  certain stock-based compensation expense impacted by the change in the Company’s stock price ($0.1 million) and other compensation for directors’ fees ($0.1 million). Contract services were lower primarily related to lower legal and accounting professional fees incurred for general corporate legal expense.

We incurred $1.8 million of transaction costs associated with the Share Purchase Agreement with CT Energy for the three months ended September 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement for further information.

The increase in non-operating income of $0.5 million for the three months ended September 30, 2015 was primarily due to the reduction of estimated final settlement costs associated to prior financings.

We had no income tax expense for the three months ended September 30, 2016 compared to an income tax benefit of $1.9 million for the three months ended September 30, 2015.  The benefit during the three months ended September 30, 2015 was primarily attributable to a reduction in the valuation allowance against the Company’s deferred tax assets and a decrease in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holding.  We have not recognized a tax benefit on the Company’s losses arising during the three months ended September 30, 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.2 million for the three months ended September 30, 2016 compared to net loss attributable to noncontrolling interests of $0.3 million for the three months ended September 30, 2015.  The net losses attributable to noncontrolling interests during the three months ended September 30, 2016 and 2015 were related to operations at Harvest Vinccler as they provided oversight of the investment in Petrodelta.

Discontinued Operations

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia BV, completed the sale of all of HNR Energia’s 51% interest in Harvest Holding, to Delta Petroleum, pursuant to the June 29, 2016 Share Purchase Agreement. Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40% interest in Petrodelta, through which all of the Company’s interests in Venezuela were owned. Thus, under the Share Purchase Agreement, the Company sold all of its interests in Venezuela to Delta Petroleum and we do not have any continuing involvement of our interest in Venezuela. See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Share Purchase Agreement for further information.

Harvest Holding’s effect on results of operation and the effect of the change in fair value of the CT Warrant and embedded derivative asset and liabilities have been reported in discontinued operations.   Expenses and other non-operating income (expense) were as follows:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Depreciation	$(5)	$(6)	$1
General and administrative expense	(497)	(683)	186
Change in fair value of warrant derivative liability	1,538	9,982	(9,257)
Change in fair value of embedded derivative asset and liabilities	725	2,727	(1,189)
Interest expense	(1,674)	(1,057)	(617)
Loss on debt conversion	—	(1,890)	1,890
Foreign currency transaction gains	16	96	(80)
Income tax expense	(7)	(7)	—
Net gain from discontinued operations, net of taxes	$96	$9,162	$(9,066)

The change in fair value of warrant liabilities of $1.5 million during the three months ended September 30, 2016, is primarily related to the change in our stock price.  The $10.0 million gain in 2015 was driven by a 26% increase in stock price; whereas, the $1.5 million gain in 2016 was driven by only a 4% increase in stock price.   See Part I – Financial Information, Item 1 – Financial Statements, Note 9 – Warrant Derivative Liability for further information.

The change in fair value of embedded derivative assets of $0.7 million is directly related to the assumptions surrounding the commencement of the interest rate reset features in both the 15% Note and the Additional Draw Notes.  The interest rate reset features both lowers the interest rate and extends the due date of the 15% Note and the Additional Draw Notes.  At September 30, 2016, the probability of the interest rate reset feature date being delayed was lowered to 10% and the value of the embedded derivative asset related to the Additional Draw Note was included.  Both of these changes increased the value of the embedded derivative assets for the three months ended September 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 8 – Debt and Financing for further information.

The increase in interest expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to higher outstanding debt balances and accretion of debt discount.

The $1.9 million loss on debt conversion during the three months ended September 30, 2015 was the result of the difference between the September 14, 2015 fair value of the 9.0% convertible note with embedded derivative liability of $11.1 million, plus the accrued interest and amortized debt discount of $0.2 million less the fair value of the 8,667,597 shares (approximately 2,166,900 shares taking into account the November 3, 2016 one-for-four reverse stock split) issued upon conversion at September 15, 2015.

Nine Months Ended September 30, 2016 and 2015

We reported a net loss attributable to Harvest of $34.1 million, or $2.65 per basic and diluted loss per share, for the nine months ended September 30, 2016, compared with a net loss attributable to Harvest of $25.3 million, or $2.35 per basic and diluted loss per share, for the nine months ended September 30, 2015.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Nine Months Ended September 30,
	2016	2015	Change

	(in thousands)
Depreciation and amortization	$41	$67	$(26)
Exploration expense	1,720	3,338	(1,618)
Impairment expense - oilfield inventories	1,452	540	912
General and administrative	12,535	13,017	(482)
Transaction costs related to sale of Harvest Holding	3,365	—	3,365
Other non-operating (income) expense	10	(434)	444
Income tax benefit	—	(650)	650
Loss from continuing operations	$19,123	$15,878	$3,245

Our accounting method for oil and gas properties is the successful efforts method. During the nine months ended September 30, 2016, we incurred $1.2 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.5 million related to other general business development activities. During the nine months ended September 30, 2015, we incurred $3.0 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.3 million related to other general business development activities.

During the nine months ended September 30, 2016, we incurred $1.5 million of impairment expense for the oilfield inventory related to the Dussafu PSC. During the nine months ended September 30, 2015, we incurred $0.5 million of impairment expense for the oilfield inventory related to the Dussafu PSC.

The decrease in general and administrative costs for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to lower professional fees and contract services ($0.5 million),  public relations and travel ($0.1 million) offset by higher employee related costs ($0.1 million).  Contract services were lower primarily related to lower legal incurred for general corporate legal expense and accounting professional fees.  Employee related costs were higher between periods primarily due to higher certain stock-based compensation expense impacted by the change in the Company’s stock price ($0.2 million), stock options stock expense ($0.1 million) and vacation expense accrual ($0.1 million) offset by lower salaries driven by lower employee head count ($0.3 million).

We incurred $3.4 million of transaction costs associated with the Share Purchase Agreement with CT Energy for the nine months ended September 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement for further information.

The increase in non-operating income of $0.4 million for the nine months ended September 30, 2015 was primarily due to the reduction of estimated final settlement costs associated to prior financings.

We had no income tax expense for the nine months ended September 30, 2016 compared to an income tax expense of $0.7 million for the nine months ended September 30, 2015.  The benefit for the nine months ended September 30, 2015 was primarily attributable to a reduction in the valuation allowance against the Company’s deferred tax assets offset by an increase in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.  In the fourth quarter of 2014, we reinstated a valuation allowance against the Company’s U.S. deferred tax assets as we determined that we would not have sufficient taxable income in the U.S. after the termination of the sale of the remaining equity interest in Harvest Holding.  We have not recognized a tax benefit on the Company’s losses arising during the nine months ended September 30, 2016.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $3.3 million for the nine months ended September 30, 2016 compared to net loss attributable to noncontrolling interests of $0.9 million for the nine months ended September 30, 2015.  The net losses attributable to noncontrolling interests during the nine months ended September 30, 2016 and 2015 were related to the operations at Harvest

Vinccler as they provided oversight of the investment in Petrodelta.  The net loss during 2016 was primarily due to the 49% interest in the $5.2 million allowance to fully reserve the CT Energia Note.

Discontinued Operations

Harvest Holding’s results of operation has been reported in discontinued operations.  Expenses and other non-operating income (expense) were as follows:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Depreciation	$(15)	$(16)	$1
Reserve for note receivable - related party	(5,160)	—	(5,160)
General and administrative expense	(2,114)	(2,027)	(87)
Change in fair value of warrant derivative liability	(9,376)	12,400	(21,776)
Change in fair value of embedded derivative asset and liabilities	2,412	3,284	(872)
Interest expense	(4,143)	(1,909)	(2,234)
Loss on debt conversion	—	(1,890)	1,890
Loss on issuance of debt	—	(20,402)	20,402
Foreign currency transaction gains	215	220	(5)
Income tax expense	(23)	(20)	(3)
Net loss from discontinued operations, net of taxes	$(18,204)	$(10,360)	$(7,844)

During the nine months ended September 30, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

The change in fair value of warrant liabilities of $9.4 million during the nine months ended September 30, 2016, is primarily related to the change in our stock price.  The $12.4 million gain in 2015 was driven by a 200% increase in stock price during the nine months ended September 30, 2015; whereas, the $9.4 million gain in 2016 was driven by only a 35% increase in stock price during the nine months ended September 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 9 – Warrant Derivative Liability for further information.

The change in fair value of embedded derivative assets of 2.4 million is directly related to the assumptions surrounding the commencement of the interest rate reset features in both the 15% Note and the Additional Draw Notes.  The interest rate reset features both lowers the interest rate and extends the due date of the 15% Note and the Additional Draw Notes.  At September 30, 2016, the probability of the interest rate reset feature date being delayed was lowered to 10% and the value of the embedded derivative asset related to the Additional Draw Note was included.  Both of these changes increased the value of the embedded derivative assets for the nine months ended September 30, 2016.  See Part I – Financial Information, Item 1 – Financial Statements, Note 8 – Debt and Financing for further information.

The increase in interest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to higher outstanding debt balances and accretion of debt discount during the nine months ended September 30, 2016.

The $1.9 million loss on debt conversion was the result of the difference between the September 14, 2015 fair value of the 9.0% convertible note with embedded derivative liability of $11.1 million, plus the accrued interest and amortized debt discount of $0.2 million less the fair value of the 8,667,597 shares (approximately 2,166,900 shares taking into account the November 3, 2016 one-for-four reverse stock split) issued upon conversion at September 15, 2015.

As discussed in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Securities Purchase Agreement, on June 19, 2015, we issued the 15% Note,  the 9% Note, the CT Warrant and the Additional Draw Note in connection with the Securities Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative asset and liabilities in the notes and determined that the warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (see Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, the 9% Note and 15% Note. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million in our consolidated condensed statements of operations and comprehensive income (loss) for the nine months ended September 30, 2015.

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

We expect the net proceeds from the sale of our Venezuelan interests will be adequate to meet our short-term liquidity requirements.

Our primary tangible asset is our oil and gas interests in Gabon.  We have received two proposals for the purchase of our Gabon interests and are in discussions with both potential buyers; however, there can be no assurances that these discussions or either proposal will lead to a definitive transaction.  We currently are evaluating the possible sale of our Gabon interests, distributions of cash to our stockholders, and possible dissolution of the Company.

Other than the proceeds from the sale of our Venezuelan interests, our primary ongoing sources of cash are issuances of debt and the sale of oil and natural gas properties in Gabon.  Our primary use of cash has been to fund oil and natural gas exploration projects, principal payments on debt, interest payments, and general and administrative costs. We require capital principally to fund the exploration and development of new oil and natural gas properties. We have various contractual commitments pertaining to exploration, development and production activities.  See Part I – Financial Information, Item 1 – Financial Statements, Note 10 – Commitments and Contingencies for a description of our contractual commitments.

On January 4, April 1, and May 3, 2016, Harvest entered into first, second and third amendments, respectively, to the 15% Note.  Each amendment eliminated an interest payment and increased the principal amount of the 15% Note by the amount of the eliminated interest payment, less applicable withholding tax of $0.1 million for January 4 and April 1. Additionally, the third amendment also increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy.  After taking into account the third amendment, the outstanding principal amount of the 15% Note was $30.9 million effective as of July 1, 2016.  As described in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement, the 15% Note was cancelled on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

CT Energy loaned the Company $2.0 million on each of June 21, 2016, July 20, 2016, August 24, 2016 and September 21, 2016 under the Additional Draw Note, which the Company originally sold to CT Energy under the Securities Purchase Agreement. Amounts outstanding under the Additional Draw Note were secured by substantially all of Harvest’s assets, including equity in certain of Harvest’s subsidiaries, as further described in the security agreement that was executed in connection with the Securities Purchase Agreement.  As described in Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement, the Additional Draw Note was cancelled on October 7, 2017 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

On December 2, 2015, the Company received notification from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with the NYSE's continued listing standards, which require a minimum average closing price of $1.00 per share over 30 consecutive trading days.  As required by the NYSE, in order to maintain its listing, Harvest notified the NYSE that it intended to cure the price deficiency.  On October 25, 2016, the Company announced that it would conduct a one-for-four reverse split of its issued and outstanding common stock.  The one-for-four reverse stock split became effective after the market closed on November 3, 2016, and the Company’s common stock began trading on a split-adjusted basis at market open on November 4, 2016. Given the increase in the Company’s common stock price (with a closing price of $4.45 per share as of November 4, 2016), the Company expects that it will regain compliance with the NYSE’s minimum price listing standard on December 19, 2016.

On April 25, 2016, the Company received a notice from the NYSE stating that the Company was not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.    The Company believes that the sale of its Venezuelan interests on October 7, 2016 ultimately will allow it to regain compliance with this listing standard by increasing its stockholders’ equity.  However, the Company must demonstrate compliance for two consecutive financial quarters before the deficiency can be cured.

Upon the October 7, 2016 closing of the sale of the Company’s 51 percent interest in Harvest Holding, the Company received, among other consideration, $69.4 million in net cash proceeds and a $12.0 million note payable from Delta Petroleum, due six months after closing.   A portion of the proceeds from the sale have been and will be used to fund costs associated with either the sale or development of the Company’s Gabonese prospect, to pay certain severance costs, to fund capital expenditures, to pay tax obligations related to the sale, to fund any potential future dividends declared and to maintain ongoing general operating and administrative expenses.  We expect the net proceeds from the sale after the discussed expenditures to be adequate to meet our short-term liquidity requirements.

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

As of September 30, 2016, the book-tax outside basis difference in our foreign subsidiary resulting from unremitted earnings was zero due to the pre-tax impairment of the Company’s remaining investment in Petrodelta of $164.7 million during the year ended December 31, 2015.  Consequently, the Company has not recorded a deferred tax liability associated with these foreign earnings.

Working Capital and Cash Flows

The net funds raised or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in continuing operating activities	$(9,206)	$(15,063)
Net cash used in continuing investing activities	(360)	(491)
Net cash provided by (used in) continuing financing activities	1,206	543
Net cash provided by discontinued operations	8,401	20,559
Net increase in cash	$41	$5,548

	As of September 30,	As of December 31,
	2016	2015

	(in thousands, except ratios)
Working (deficit) capital	$(27,579)	$5,685
Current ratio	0.3	1.5
Total cash	$2,546	$2,505
Total debt (net of discount)	$17,817	$214

Working Capital

The decrease in working capital of $33.3 million between December 31, 2015 and September 30, 2016 was primarily due to $21.4 million net impact of assets and liabilities held for sale, cash used to fund our loss from operations, and capital expenditures offset by the receipt of $1.7 million Internal Revenue Service (“IRS”) income tax receivable accrued in prior periods.  The embedded derivative asset ($10.6 million), which prior to the October 7, 2016 closing of the sale of our interest in Venezuela, had been classified as a non-current asset was reclassified to current in assets held for sale.  The 15% Note, Additional Draw Notes and CT Warrant ($17.8 million and $14.9 million, respectively), which prior to the October 7, 2016 closing of the sale of our interest in Venezuela, had been classified as long-term liabilities were reclassified to current in liabilities held for sale.

Cash Flow from Continuing Operating Activities

During the nine months ended September 30, 2016, net cash used in operating activities was approximately $9.2 million ($15.1 million during the nine months ended September 30, 2015). The $5.9 million decrease in use of cash was primarily due to decrease in accounts receivable offset by an increase in accrued expense. The $1.7 million IRS income tax refund was received in February 2016. We paid no cash for interest expense during 2016 ($0.6 million during 2015). Cash Flow from Continuing Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Dussafu PSC	$112	$403
Other administrative property	248	88
Total additions of property and equipment	$360	$491

Our only investing activities during the nine months ended September 30, 2015 were capital expenditures.

Cash Flow from Operating Activities in Discontinued Operations

During the nine months ended September 30, 2016, net cash used in operating activities was approximately $2.4 million ($2.7 million during the nine months ended September 30, 2015). The $0.3 million decrease in use of cash was primarily due to interest payments of $0.6 million in 2016 offset by increase in net loss from discontinued operations.

Cash Flow from Investing Activities in Discontinued Operations

During the nine months ended September 30, 2016 we:

•	Incurred $45 thousand for other administrative property capital expenditures;
•	Provided a loan to CT Energia for $5.2 million under an 11.0% promissory note due 2019;
•	Reclassified $5.0 million in cash to assets held for sale.

During the nine months ended September 30, 2015 we:

•	Incurred $8 thousand for other administrative property;
•	Reclassified $0.3 million in cash to assets held for sale.

Cash Flow from Financing Activities in Discontinued Operations

During the nine months ended September 30, 2016 we:

•	Received $11.0 million in proceeds from the 15% Note and Additional Draw Note.
•	Received $1.2 million in contributions from noncontrolling interest owners.

During the nine months ended September 30, 2015 we:

•	Repaid $7.6 million of our note payable to Petroandina and repaid $1.3 million of our note payable to CT Energy;
•	Received $33.5 million in proceeds from issuance of debt;
•	Incurred $1.6 million in legal and other fees associated with the CT Energy financing.
•	Received $0.5 million in contributions from noncontrolling interest owners.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Our results of operations and cash flow are affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Harvest Vinccler’s functional and reporting currency was the U.S. Dollar. They did not have currency exchange risk other than the official prevailing exchange rate that applies to their operating costs denominated in Venezuela Bolivars (“Bolivars”).

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us, but it is an important factor with respect to certain aspects of the results of operations in Venezuela. The inflation rate in Venezuela for the year ended December 31, 2015 was 180.9 percent.

Off-Balance Sheet Arrangements

On January 4, 2016, HNR Finance B.V., a wholly owned subsidiary of Harvest Holding (“HNR Finance”), provided a loan to CT Energia in the amount of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”).  The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta, which is 40% owned by HNR Finance.  HNR Finance’s sole recourse for payment of the principal amount of the loan is the payments of principal and interest from loans that CT Energia has made to Petrodelta.  The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.  During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  As of September 30, 2016, the CT Energia Note remained fully reserved and we had not accrued any interest with respect to this note receivable.  As described under Part I – Financial Information, Item 1 – Financial Statements, Note 1 – Organization – Share Purchase Agreement, the Company sold its 40% interest in Harvest Holding (the parent company of HNR Finance, which holds the CT Energia Note) to an affiliate of CT Energy on October 7, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from adverse fluctuations in oil and natural gas prices and foreign currency exchange, as discussed in our 2015 Form 10-K. Our outlook with regards to market risk for the nine months ended September 30, 2016 does not differ materially from that discussed in the 2015 Form 10-K.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of September 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I –Financial Information, Item 1- Financial Statements, Note 10 – Commitments and Contingencies for a description of certain legal proceedings, including material developments in such legal proceedings.

Item 1A.  Risk Factors

We face a number of significant risks and uncertainties in our business, which are detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.  When reviewing the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, please take into consideration that we sold all of our Venezuelan interests and terminated our relationship with CT Energy on October 7, 2016.

In addition to the risks and uncertainties referenced in the preceding paragraph, the following factors should be carefully considered when evaluating us:

There is no guarantee that you will receive any of the net cash proceeds from the sale of our Venezuelan interests in the form of dividends.

The purchase price from the sale of our interests in Venezuela was paid directly to us. The use of the net proceeds from the sale (after the payment of expenses related to the sale (including taxes) for operating costs and contingent liabilities) remains at the discretion of our Board and will be based on the Board’s determination of what is in the best interests of Harvest and its stockholders at the time of determination. Our Board could decide that we should use all or a significant portion of the net cash proceeds from the sale for purposes other than to pay dividends to stockholders, including continuing our business.

We cannot assure you that our common stock will continue to meet NYSE continued listing standards.

We previously received a notice from the NYSE stating that the Company is not in compliance with an NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50 million and, at the same time, its stockholders’ equity is less than $50 million.  We believe that the sale of our Venezuelan interests on October 7, 2016 ultimately will allow us to regain compliance with this listing standard by increasing stockholders’ equity.  However, we must demonstrate compliance for two consecutive financial quarters before the deficiency can be cured, and there can be no assurance that this will occur.

After the October 7, 2016 sale of our Venezuelan interests, our assets consist of cash and our interests in Gabon. The NYSE’s continued listing requirements provide that a listed company’s securities can be delisted if the company’s operating assets have been substantially reduced. While we currently intend to take all necessary actions to cause our common stock to continue to be listed on the NYSE, the NYSE may nevertheless seek to delist our common stock based on our asset base. We expect that any determination by the NYSE will be influenced by our strategy going forward, including the continued operation of our Gabon interests, a matter that remains subject to our Board’s discretion.

The delisting of our common stock from the NYSE under either of the listing standards referenced above would adversely impact liquidity of our common stock and could damage the trading price of our common stock.

There can be no assurance that we will decide to sell, or be able to sell, our interests in Gabon.

Our primary tangible asset is our oil and gas interests in Gabon.  We have received two proposals for the purchase of our Gabon interests and are in discussions with both potential buyers.  However, there can be no assurances that these discussions or either proposal will lead to a definitive transaction.

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

4.4

Warrant Agreement (including Form of Warrant), dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed on October 15, 2012).

4.5

15% Non-Convertible Senior Secured Promissory Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).

4.6.1

First Amendment to 15% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of December 31, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

4.6.2

Second Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of April 1, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on April 7, 2016).

4.6.3

Third Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of May 3, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on May 9, 2016).

4.7	9% Convertible Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.8	15% Additional Draw Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.9	Common Stock Purchase Warrant, dated as of June 19, 2015, issued to CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.9.1

First Amendment to Harvest Natural Resources, Inc. Common Stock Purchase Warrant, dated as of September 8, 2016, between the Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on September 14, 2016).

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

10.2

Settlement Agreement, dated as of September 8, 2016, among Petroandina Resources Corporation N.V., Harvest Natural Resources, Inc., HNR Energia B.V. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on September 14, 2016).

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

HARVEST NATURAL RESOURCES, INC.

Dated: November 10, 2016	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: November 10, 2016	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer