Form 10-K
period 2016-12-31
HARVEST NATURAL RESOURCES, INC.
filed 2017-03-06
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: Series B Preferred Share Purchase Rights; Series D Preferred Share Purchase Rights

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016 was: $34,653,384.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date. Class: Common Stock, par value $0.01 per share, on February 23, 2017, shares outstanding: 11,042,933.

HARVEST NATURAL RESOURCES, INC.

FORM 10-K

PART I

Cautionary Notice Regarding Forward-Looking Statements

Harvest Natural Resources, Inc. (“Harvest,” the “Company,” “we,” “us,” or “our”) cautions that any forward-looking statements, as that term is defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget,” “forecast,” “expect,” “believes,” “goals,” “projects,” “plans,” “expects,” “anticipates,” “estimates,” “should,” “could,” “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include, among other factors, the possibility that the closing conditions to the proposed sale of our Gabon interests may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the proposed sale of our Gabon interests or the possibility of non-consummation of the proposed sale of our Gabon interests or the proposed dissolution and liquidation; the occurrence of any event that could give rise to termination of the Gabon sale and purchase agreement; risks related to the disruption of the proposed sale of our Gabon interests or the proposed dissolution and liquidation of Harvest and its operations and management; the effect of announcement of the proposed sale of our Gabon interests or the proposed dissolution and liquidation on Harvest’s ability to retain and hire key personnel and maintain relationships with its suppliers and other third parties; difficult global economic and commodity and capital markets conditions; changes in the legal and regulatory environment; our concentration of operations in Gabon; political and economic risks associated with international operations; anticipated future development costs for undeveloped reserves; drilling risks; risk that actual results may vary considerably from reserve estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; permitting and drilling of oil and natural gas wells; availability of materials and supplies necessary to projects and operations; prices for oil and natural gas and related financial derivatives; changes in interest rates; availability and cost of drilling rigs and seismic crews; political stability; civil unrest; acts of terrorism; risks associated with third-party claims and litigation and the difficulty of controlling related outcomes or assessing ultimate liabilities; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; changes in weather conditions; our ability to continue as a going concern; and other risks, including those discussed in our public filings.

Item 1.    Business

Executive Summary

Harvest Natural Resources, Inc. is a petroleum exploration and production company incorporated under Delaware law in 1988.  Our historical focus has been on acquiring exploration, development and producing properties in geological basins with proven active hydrocarbon systems.  Our technical, business development and operating personnel have identified low entry cost exploration opportunities in areas with large hydrocarbon resource potential.  We hold exploration acreage offshore of Gabon and operate from our Houston, Texas headquarters.

We owned and had developed significant interests in Venezuela until October 2016, when we sold these interests.  For more information about the sale of our Venezuela interests, see Sale of Venezuela Interests, below.  On February 23, 2017, our stockholders approved a proposal to sell our Gabon interests under a Sale and Purchase Agreement with BW Energy Gabon Pte. Ltd.  For more information about the proposed sale of our Gabon interests, see Proposed Sale of Gabon Interests, below.  Also on February 23, 2017, our stockholders approved the complete dissolution and liquidation of Harvest Natural Resources, Inc.  For more information about the proposed dissolution and liquidation, see Proposed Dissolution and Liquidation, below.

As of December 31, 2016, we had total assets of $107.1 million, cash of $63.4 million and no debt. For the year ended December 31, 2016, we had no revenues from continuing operations and net cash used in operating activities from continuing operations of $11.9 million. As of December 31, 2015, we had total assets of $47.8 million,  cash of $2.5 million and debt of $0.2 million, which has been recorded as liabilities associated with discontinued operations.  For the year ended December 31, 2015, we had no revenues from continuing operations and net cash used in operating activities from continuing operations of $19.4 million.    See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Discontinued Operations for more information.

Proposed Dissolution and Liquidation

Following the successful sale of our Venezuelan interests in October 2016 and in light of the proposed sale of our Gabon interests, our board of directors (the “Board”) considered dissolution and liquidation as a possible alternative.  On January 12, 2017, the Board unanimously determined that the dissolution and liquidation of Harvest was advisable, authorized the dissolution and liquidation and recommended that the proposed complete dissolution be submitted to a vote of Harvest’s stockholders.  Our Board also adopted a plan of complete dissolution, liquidation, winding up and distribution (the “Plan of Dissolution”) on this date.  Harvest’s stockholders approved the proposed dissolution and liquidation at the special meeting on February 23, 2017.

Under the dissolution, liquidation and winding up process, which remains subject to the control of the Board and Company management, the proceeds from the Gabon transaction would be combined with other Harvest assets to be distributed to Harvest's stockholders, subject to the payment of certain costs and expenses.  The Company currently expects to commence dissolution proceedings as soon as practicable after the closing of the sale of its Gabon interests.

For more information about the proposed dissolution and liquidation, see Item 1A. Risk Factors – Risk Factors Related to Our Proposed Dissolution and Part IV – Item 15 – Exhibits and Financial Statements Schedules, Note 18 – Plan of Dissolution.

Proposed Sale of Gabon Interests

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia BV (“HNR Energia”), entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with BW Energy Gabon Pte. Ltd, a private Singapore company (“BW Energy”), to sell all of Harvest's oil and gas interests in Gabon.  Harvest’s stockholders approved the proposed sale at a special meeting on February 23, 2017.  The sale remains subject to additional conditions before it can close.

Under the terms of the Sale and Purchase Agreement, BW Energy will acquire HNR Energia's 100 percent interest in Harvest Dussafu B.V. (“Harvest Dussafu”), which owns a 66.667 percent interest in the Dussafu production sharing contract covering a 210,000 acre area located in offshore Gabon.  BW Energy will pay HNR Energia $32.0 million in cash for the interest, subject to certain adjustments.  BW Offshore Singapore Pte. Ltd, an affiliate of BW Energy and BW Offshore Limited, a global provider of floating production services to the oil and gas industry, has guaranteed the obligations of BW Energy under the Sale and Purchase Agreement.  At the closing of the transaction, $2.5 million of the $32.0 million purchase price will be deposited in escrow, to be held for up to six months to satisfy any post-closing claims that BW Energy may have for any breaches of warranties made by Harvest and HNR Energia under the Sale and Purchase Agreement.

Based on the terms of the Sale and Purchase Agreement, it is the opinion of the Company that no impairment is needed for the Dussafu project for the year ended December 31, 2016.  During the year ended December 31, 2016, the Company conducted an inventory analysis and based on the condition of the equipment, we lowered the value of inventory by $1.5 million.

For more information about the proposed sale of our Gabon interests, see Item 1A. Risk Factors – Risk Factors Related to the Proposed Sale of Our Gabon Interests and Part IV – Item 15 – Exhibits and Financial Statements Schedules, Note 8 – Gabon.

Reverse Stock Split

After the market closed on November 3, 2016, the Company completed a one-for-four reverse split of its issued and outstanding common stock.  In connection with the reverse stock split, the Company amended its amended and restated certificate of incorporation to reduce the authorized number of shares of common stock from 150,000,000 to 37,500,000.  The Company’s common stock began trading on a split-adjusted basis at market open on November 4, 2016.  All share, warrants, options, restricted stock, stock appreciation rights, restricted stock units and per share amounts in this report been reported on a post-split basis.

Sale of Venezuela Interests

On October 7, 2016, Harvest completed the sale of all of its interests in Venezuela.  The sale occurred pursuant to a June 29, 2016 share purchase agreement (the “Share Purchase Agreement”), under which HNR Energia sold its 51 percent interest in Harvest-Vinccler Dutch Holding B.V., a Netherlands company (“Harvest Holding”), to Delta Petroleum N.V., a limited liability company organized under the laws of Curacao (“Delta Petroleum”).  Harvest Holding indirectly owned a 40% interest in Petrodelta S.A. (“Petrodelta”), through which all of the Company’s interests in Venezuela were owned.  As a result of the sale, Harvest Holding’s effect on results of operations and other items directly related to the sale have been reported as discontinued operations.  See Part IV – Item 15 – Exhibits and Financial Statements Schedules, Note 5 – Dispositions and Discontinued Operations for further information.

CT Energy Holding SRL, a private investment firm organized as a Barbados Society with Restricted Liability (“CT Energy”),  assigned all of its rights and obligations under the Share Purchase Agreement to its affiliate, Delta Petroleum, on September 26, 2016.  We have no control or ownership interest in Delta Petroleum.  For more information about CT Energy, see Sale of Securities to CT Energy, below.

At the closing, the Company received consideration consisting of:

•	$69.4 million in cash paid after various closing adjustments.
•

An 11% non-convertible senior promissory note payable by Delta Petroleum to HNR Energia six months from the closing date in the principal amount of $12.0 million, guaranteed by the sole member and sole equity-holder of Delta Petroleum (the “11% Note”).

•	The return of all of the Company’s common stock owned by CT Energy, consisting of 2,166,900 shares to be held by the Company as treasury shares.

•	The cancellation of $30.0 million in outstanding principal under the 15% Note (as defined below under Sale of Securities to CT Energy).
•	The cancellation of the CT Warrant (as defined below under Sale of Securities to CT Energy).

To fund Harvest’s transaction expenses and operations until the closing under the Share Purchase Agreement, CT Energy loaned Harvest $2.0 million on each of June 21, 2016, July 20, 2016, August 24, 2016 and September 21, 2016 under the Additional Draw Note.  At the closing, the outstanding principal and accrued interest totaling $38.9 million and $1.4 million, respectively, under both the 15% Note and the Additional Draw Note (as defined below under Sale of Securities to CT Energy), were repaid, net of withholding tax and the 15% Note and Additional Draw Note were terminated.  The $69.4 million in cash referenced above is after the $10.6 million of adjustments.

The relationship between the Company and CT Energy effectively terminated upon the completion of the sale under the Share Purchase Agreement.  All Company securities held by CT Energy were terminated or relinquished, and Oswaldo Cisneros and Alberto Sosa resigned as CT Energy’s non-independent designees to the Company’s board of directors.  Additionally, all liens securing Company debt formerly owed to CT Energy were released at the closing.  Upon the closing, the Company’s primary assets were cash from the proceeds of the transaction and the Company’s oil and gas interests in Gabon.  For more information regarding our prior relationship with CT Energy, see Sale of Securities to CT Energy, below.

Sale of Securities to CT Energy

On June 19, 2015, the Company and certain of its domestic subsidiaries entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CT Energy Holding SRL, a private investment firm organized as a Barbados Society with Restricted Liability, under which CT Energy purchased certain securities of the Company and acquired certain governance rights.  Harvest immediately received gross proceeds of $32.2 million from the sale of the securities.

Key terms of the transaction included:

•	The Company issued a $25.2 million, five year, 15.0% non-convertible senior secured promissory note (the “15% Note”).
•

The Company issued a $7.0 million, five year, 9.0% convertible senior secured note (the “9% Note”).  The 9% Note and associated accrued interest of $0.1 million was converted into 2,166,900 shares of Harvest common stock at a conversion price of $3.28 per share on September 15, 2015.

•

The Company issued a warrant to purchase up to 8,517,705 shares of Harvest's common stock at an initial exercise price of $5.00 per share (the “CT Warrant”), subject to certain conditions set forth in the CT Warrant.

•

The Company issued a five-year 15.0% non-convertible senior secured note (the “Additional Draw Note”), under which CT Energy could elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction.

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

Upon the October 7, 2016 closing of the sale of all of the Company’s Venezuelan interests to an affiliate of CT Energy, the securities sold to CT Energy under the Securities Purchase Agreement, as well as CT Energy’s governance rights, the Securities Purchase Agreement, the Management Agreement and the Company’s relationship with CT Energy, generally, were terminated.  See Sale of Venezuela Interests, above, for more information.

Other Recent Events

Special Meeting of Stockholders

At our special meeting of stockholders on February 23, 2017, our stockholders voted to (1) authorize the sale by us, indirectly through a subsidiary, of all of our interests in Gabon upon the terms and conditions set forth in the Sale and Purchase Agreement; (2) approve, on an advisory basis, compensation that will or may become payable by us to our named executive officers in connection with the sale of our Gabon interests; and (3) authorize the complete liquidation and dissolution of Harvest.

Rights Agreement to Protect Net Operating Losses

On February 16, 2017, the Board adopted a Rights Agreement (the "Rights Plan") designed to preserve the Company’s tax assets.  As of December 31, 2016, the Company had cumulative net operating loss carryforwards ("NOLs") of approximately $56.0 million, which can be utilized in certain circumstances to offset possible future U.S. taxable income.

Harvest's ability to use these tax benefits would be limited if it were to experience an "ownership change" as defined under Section 382 of the Internal Revenue Code. An ownership change would occur if stockholders that own (or are deemed to own) at least five percent or more of Harvest's outstanding common stock increased their cumulative ownership in the Company by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Rights Plan reduces the likelihood that changes in Harvest's investor base would limit Harvest's future use of its tax benefits.

In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right for each share of the Company's common stock outstanding as of February 17, 2017. Effective as of the close of business on February 17, 2017, if any person or group acquires five percent or more of the outstanding shares of the Company's common stock, or if a person or group that already owns five percent or more of the Company's common stock acquires additional shares ("acquiring person or group"), then, subject to certain exceptions, there would be a triggering event under the Rights Plan. The rights would then separate from the Company's common stock and entitle the registered holder to purchase from the Company one one-hundredth of a share of the Series D Preferred Stock of the Company at a price of $26, subject to adjustment. Rights held by the acquiring person or group will become void and will not be exercisable.

The Board has the discretion to exempt certain transactions, persons or entities from the operation of the Rights Plan if it determines that doing so would not jeopardize or endanger the Company's use of its tax assets or is otherwise in the best interests of the Company. The Board also has the ability to amend or terminate the Rights Plan prior to a triggering event. The rights issued under the Rights Plan will expire on February 17, 2020, or on an earlier date if certain events occur, as described more fully in the Rights Plan that the Company filed with the SEC on February 21, 2017.

Amendments to 15% Note

As discussed above under Sale of Securities to CT Energy, Harvest issued the 15% Note to CT Energy on June 19, 2015.

Effective as of December 31, 2015, Harvest and CT Energy executed a first amendment to the 15% Note that increased the principal amount of the 15% Note to $26.1 million to reflect a loan back to Harvest equal to the amount of interest that otherwise would have been due to CT Energy on January 1, 2016, less applicable withholding tax.

Effective as of April 1, 2016, the Company and CT Energy executed a second amendment to the 15% Note. The second amendment converted the $1.0 million interest payment that was due and payable on April 1, 2016 and converted such amount, less applicable withholding tax, into additional principal, such that the current principal amount of the 15% Note as of April 1, 2016, was $27.0 million.

Effective as of May 3, 2016, the Company and CT Energy executed a third amendment to the 15% Note. The third amendment increased the principal amount of the 15% Note to $30.0 million to reflect an additional loan of $3.0 million by CT Energy to Harvest and converted the $1.1 million interest payment that was due and payable on July 1, 2016, less applicable withholding tax, into additional principal, such that the principal amount of the 15% Note immediately prior to October 7, 2016 was $30.9 million.

The 15% Note was terminated on October 7, 2016 upon the closing of the sale of all of the Company’s Venezuelan interests to an affiliate of CT Energy.  See Sale of Venezuela Interests, above, for more information.

CT Energia Note

On January 4, 2016, HNR Finance provided a loan to CT Energia of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”).  The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta. The loans to Petrodelta were to assist Petrodelta in satisfying its working capital needs and discharging its obligations. Interest on the CT Energia Note was due and payable on the first of each January and July, commencing July 1, 2016. The full amount outstanding, including any unpaid accrued interest, was due on January 4, 2019; however, HNR Finance’s sole recourse for payment of the principal amount of the loan was the payments of principal and interest from loans that CT Energia had made to Petrodelta. The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.

During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will not be collected.  As discussed above under “Sale of Venezuela Interests,” the Company sold its interest in the CT Energia Note upon the October 7, 2016 sale of its 51 percent interest in Harvest Holding, the parent company of HNR Finance, which held the CT Energia Note.

Elimination of Series C Preferred Stock

On February 19, 2016, the Company filed a Certificate of Elimination with the Delaware Secretary of State, which eliminated all matters set forth in the Certificate of Designations of Preferred Stock, Series C of Harvest Natural Resources, Inc. from the

Company’s Amended and Restated Certificate of Incorporation and returned all shares of the Series C Preferred Stock, to the status of authorized but unissued shares of preferred stock of the Company.  The Company had issued 69.75 shares of Series C Preferred Stock to CT Energy on June 19, 2015 together with the 9% Note.  All outstanding shares of Series C Preferred Stock were redeemed in connection with the September 15, 2015 conversion of the 9% Note.  See Sale of Securities to CT Energy, above, for more information.

Compliance Under NYSE Listing Standards

After the market closed on November 3, 2016, the Company completed a one-for-four reverse split of its issued and outstanding common stock.  The reverse stock split was conducted to correct a stock price deficiency under the listing standards of the New York Stock Exchange (the “NYSE”), which provide, generally, that a listed company’s stock must exceed $1.00.  The Company’s common stock price increased significantly following the reverse stock split ($6.18 per share as of December 31, 2016), and the Company has now regained compliance with the NYSE’s minimum price listing standard.  See Reverse Stock Split, above, for more information.

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

For more information regarding the Company’s NYSE listing, see Item 1A. Risk Factors – Risks Related to the Proposed Sale of Our Gabon Interests – We expect to delist our common stock on the New York Stock Exchange after the consummation of the proposed sale of our Gabon interests.

Business Strategy

Following the October 7, 2016 sale of its Venezuelan interests, Harvest’s primary tangible, non-cash asset consists of its interests in Gabon.  These interests are owned through the Company’s wholly owned subsidiary, Harvest Dussafu, which owns a 66.667 percent interest in the Dussafu production sharing contract covering a 210,000 acre area located in offshore Gabon.  On February 23, 2017, the Company’s stockholders approved the sale of the Company’s interests in Gabon pursuant to a Sale and Purchase Agreement with BW Energy and HNR Energia.  See Proposed Sale of Gabon Interests, above, for more information.

In light of the successful sale of our Venezuelan interests in October 2016 and the proposed sale of our Gabon interests, our Board had considered dissolution and liquidation as a possible alternative.  After further consideration, on January 12, 2017, our Board unanimously determined that a proposed dissolution is advisable and in the best interests of us and our stockholders, adopted an initial plan of dissolution and liquidation, authorized the proposed dissolution, recommended that our stockholders authorize the proposed dissolution in accordance with the Plan of Dissolution and Liquidation, and generally authorized our officers to take all necessary actions to affect our dissolution.  Harvest’s stockholders approved the proposed dissolution and liquidation at the special meeting on February 23, 2017.

If the proposed sale of our Gabon interests is completed, almost all of our assets will consist of cash.  We will use the proceeds from the sale of our Gabon interests to pay expenses and taxes, if any, associated with the sale and for other operating expenses. Subject to determinations to be made by our Board, the remaining proceeds will be used to provide reserves of funds for future or contingent liabilities as may be determined necessary by our Board pursuant to Delaware law, to pay or settle existing obligations, to pay costs (including taxes) associated with the liquidation and winding up of our business, and to distribute remaining assets to our stockholders. If we do not dissolve Harvest (because our directors decide to abandon the dissolution), then the proceeds may be used for the continued operation of our business, including the possible acquisitions of assets.

For more information about our business strategy, see Item 1A. Risk Factors – Risks Related to Our Proposed Dissolution and Liquidation and the Proposed Sale of Our Gabon Interests and Part IV – Item 15 – Exhibits and Financial Statements Schedules, Note 18 – Plan of Dissolution.

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

Operations

As of December 31, 2016, our only operations are conducted offshore of Gabon through the Dussafu Production Sharing Contract (“Dussafu PSC”). We have a 66.667 percent interest in the Dussafu PSC and we are the operator.

Dussafu Marin, Offshore Gabon

General

Our Gabon interests consist of our 66.667 percent ownership interest in the Dussafu PSC. We acquired this ownership interest in 2008 through two separate acquisitions. We are the operator of the Dussafu PSC. The other 33.333 percent ownership interest in the Dussafu PSC is currently held by Pan-Petroleum Gabon B.V. (“Pan-Petroleum”). In addition to the Sale and Purchase Agreement to acquire our interests in Gabon, BW Energy also has entered into a memorandum of understanding with Pan-Petroleum relating to the proposed acquisition of a further 25 percent interest in the Dussafu PSC. If both of these transactions close, BW Energy would own a 91.667 percent interest in the Dussafu PSC, Pan-Petroleum would own an 8.333 percent interest in the Dussafu PSC, and we would cease to have any interest in the Dussafu PSC.

Operations under the Dussafu PSC are located offshore Gabon, adjacent to the border with the Republic of Congo, and currently cover an area of 850.5 square kilometers, or approximately 210,163 acres, which is the area included in an exclusive exploitation authorization awarded by the government in July 2014 (“EEA”). All areas outside of the EEA were relinquished in 2016. Water depths in the EEA range from approximately 250 feet to 1,650 feet. Production and infrastructure exist in the blocks contiguous to the Dussafu PSC.

Pan-Petroleum, Harvest and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources (the “Ministry”), entered into a third exploration phase of the Dussafu PSC with an effective date of May 28, 2012. On March 26, 2014, we approved a resolution that the discovered fields are commercial to exploit. On June 4, 2014, a declaration of commerciality was signed with Gabon pertaining to four discoveries on the Dussafu project. On July 17, 2014, the Direction Generale Des Hydrocarbures awarded the EEA for the development and exploitation of certain oil discoveries on the Dussafu project. On October 10, 2014, the field development plan (“FDP”) was approved. The third exploration phase expired on May 27, 2016. This expiration will have no effect on the previously discovered fields under the EEA, however, because we have four years from the date of the EEA (that is, until July 16, 2018) to begin production. We have met all funding commitments for the third exploration phase of the Dussafu PSC.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Contractual Obligations.

In December 2014, we recorded a $50.3 million impairment related to the unproved costs of the Dussafu PSC based on a qualitative analysis that considered our current liquidity needs, our inability to attract additional capital and the decrease in oil and natural gas prices. In December 2015, we reassessed the carrying value of the unproved costs related to the Dussafu PSC and recorded an additional impairment of $23.2 million based on an analysis of the value of the unproved costs that considered the value of the contingent and exploration resources and our ability to develop the project given its current liquidity situation and the depressed price of crude oil. We also impaired the oilfield inventory related to our Gabon interests by $1.0 million as of December 31, 2015. We recorded the oilfield inventory impairment based on the decrease in prices and demand for inventory due. During the year ended December 31, 2016, we also recorded an additional $1.5 million impairment related to the inventory, leaving $1.6 million related to this inventory.  We recorded the oilfield inventory impairment based on the condition of the inventory.

Activity

During 2011, we drilled our first exploratory well, Dussafu Ruche Marin-1 (“DRM-1”), and two appraisal sidetracks. We discovered oil of approximately 149 feet of pay within the Gamba and Middle Dentale Formations. DRM-1 and the sidetracks are currently suspended pending further exploration and development activities.

During the fourth quarter of 2012, our second exploration well commenced which was the Tortue prospect drilled to target stacked pre-salt Gamba and Dentale reservoirs. Dussafu Tortue Marin-1 (“DTM-1”) was spud on November 19, 2012 in a water depth of 380 feet. On January 4, 2013, we announced that DTM-1 had reached a vertical depth of 11,260 feet within the Dentale Formation.

Log evaluation and pressure data indicate that we have an oil discovery of approximately 42 feet of pay in a 72-foot column within the Gamba Formation and 123 feet of pay in stacked reservoirs within the Dentale Formation.

The first appraisal sidetrack of DTM-1 (“DTM-1ST1”) was spud on January 12, 2013. DTM-1ST1 was drilled to a total depth of 11,385 feet in the Dentale Formation, approximately 1,800 feet from DTM-1 wellbore, and found 65 feet of pay in the primary Dentale reservoir. Several other stacked sands with oil shows were encountered; however, due to a stuck downhole tool, logging operations were terminated before pressure data could be collected to confirm connectivity. The downhole tool was retrieved and the DTM-1 and DTM-1ST1 were suspended for future re-entry.

Operational activities during the year ended December 31, 2016 and 2015 included continued evaluation of development plans based on the 3D seismic data acquired in late 2013 and processed during 2014.

Central/inboard 3D seismic data acquired in 2011 has been processed and interpreted to evaluate prospectivity. We have also completed processing data from the 1,260 square kilometer 3D seismic survey acquired during the fourth quarter of 2013. This survey provides 3D coverage over the outboard portion of the block and has confirmed significant pre-salt prospectivity that had been inferred from 2D seismic data. The new 3D seismic data also covers the Ruche, Tortue and Moubenga discoveries and we expect will facilitate the effective placement of future development wells in the Ruche and Tortue development program, as well as allowing improved assessment of the numerous undrilled structures already identified on older 3D seismic surveys.

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

Drilling and Undeveloped Acreage

For acquisitions of leases, development and exploratory drilling, we spent approximately $0.3 million in 2016 ($0.9 million in 2015).

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

Acreage

As of December 31, 2016, we held no developed acreage and 210,163 gross undeveloped acreage (140,109 acres net to our 66.67 percent interest) under concession in Gabon.

Regulation

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

Employees

At December 31, 2016, we employed 16 full-time employees. We augment our employees from time to time with independent consultants, as required.

Item 1A.  Risk Factors

In addition to other information set forth elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered when evaluating us.

Risks Related to the Proposed Sale of Our Gabon Interests and Our Proposed Dissolution and Liquidation

Risks Related to the Proposed Sale of Our Gabon Interests

While the proposed sale of our Gabon interests is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.    As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the proposed sale. In addition, while the proposed sale is pending, we are subject to a number of risks, including:

•	the diversion of management and employee attention from our day-to-day business;
•	the potential disruption to contracting parties and service providers; and
•	the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operations.

There is no assurance that the proposed sale of our Gabon interests will be completed.    If the proposed sale is not completed for any reason, the market price of our common stock may decline.  Failure to complete the proposed sale will result in a reduction in the amount of cash otherwise available to us and, given that we do not currently have any operating cash inflows, may substantially limit our ability to implement any business strategy.

We cannot assure you that the proposed sale of our Gabon interests will be consummated despite receiving shareholder approval.  The consummation of the proposed sale is subject to the satisfaction or waiver of a number of conditions, including, among others, (1) the requirement that we obtain approvals of the proposed sale from the Government of Gabon; (2) requirements with respect to the accuracy of the representations and warranties of the parties to the Sale and Purchase Agreement; and (3) requirements with respect to the satisfaction or waiver of the covenants and obligations of the parties to the Sale and Purchase Agreement. In addition, the Sale and Purchase Agreement may be terminated in certain circumstances under its terms.

We are required to obtain approvals of the sale of our Gabon interests from the Gabonese Minister in Charge of Economy and the Gabonese Minister in Charge of Petroleum.  There can be no assurances that we will be able to obtain these approvals, or that we will be able to obtain these approvals on terms reasonably satisfactory to us and BW Energy. If these approvals are not obtained, then the Sale and Purchase Agreement may be terminated.

We cannot guarantee that all of the conditions to closing will be met.  We or BW Energy may not be able to meet all of the closing conditions, and other closing conditions within the control of other parties (such as the required governmental approvals) may not be met.  BW Energy would not be obligated to close the sale of our Gabon interests and could terminate the Sale and Purchase Agreement if we are not able to satisfy the closing conditions within our control or within the control of others.  We also cannot be sure that circumstances will not rise that would also allow BW Energy to terminate the Sale and Purchase Agreement before the closing.

If the proposed sale does not close for any reason, our Board will be forced to evaluate other options.  Our Board could decide to:

•

Negotiate a new sale and purchase agreement for the sale of our Gabon interests.  The terms of any such new purchase agreement may be less favorable to us than the terms of the Sale and Purchase Agreement with BW Energy.  It may not be possible to negotiate a new purchase agreement for the sale of our Gabon interests because there may not be any other offers to buy our Gabon interests on satisfactory terms.  Negotiation of a new purchase agreement would entail a delay in our ability to sell our Gabon interests, during which we will have to continue to use our funds to pay general and administrative and other costs associated with managing the Dussafu PSC.

•

Proceed with our proposed dissolution and sell our Gabon interests as part of our winding up procedures.  Our Plan of Dissolution provides that we will sell all of our assets in existence when we dissolve.  If these assets still include our Gabon interests, we will sell those interests on the best terms available, but without stockholder approval.  Any such sale could be on terms less favorable than the terms of the Sale and Purchase Agreement.

•

Decide to forego any sale of our Gabon interests in the near future and continue to manage the Dussafu PSC as we have done in the past, without dissolving Harvest.  If we do this, we will have to satisfy our funding obligations for our Gabon operations with our available cash, which will reduce our cash reserves that could otherwise be distributed to our stockholders.  We will also likely continue to incur the overhead costs attendant to being a publicly held company, including legal and accounting fees.

If the proposed sale does not close, our Board will make decisions regarding our future course based on their determination of what is in the best interests of our stockholders.  However, the choices may be limited and may be less favorable to our stockholders than the proposed sale of our Gabon interests to BW Energy under the Sale and Purchase Agreement and our proposed ensuing dissolution.

We will be required to pay a break-up fee of $1.12 million if the Sale and Purchase Agreement is terminated under certain circumstances.  As disclosed in the Sale and Purchase Agreement, if the Sale and Purchase Agreement is terminated for certain reasons, we will be required to pay BW Energy a break-up fee of $1.12 million.

Our executive officers may have interests in the proposed sale that are different from, or in addition to, the interests they may have as stockholders.    In accordance with the terms of pre-existing agreements, our executive officers may receive change of control payments as a result of the consummation of the proposed sale of our Gabon interests, or as a result of the combination of the consummation of the proposed sale and a termination event under the applicable agreement.  If we proceed with our proposed dissolution, it is very likely that the termination of employment of our executive officers will occur at some point in time after the dissolution.  Accordingly, our executive officers may have interests in the proposed sale that are different from, or in addition to, the interests of our stockholders generally.

There is no guarantee that you will receive any of the net cash proceeds from the proposed sale of our Gabon interests in the form of distributions.    The purchase price for the sale of our interests in Gabon will be paid to our wholly owned subsidiary, HNR Energia, which will distribute the proceeds to us in connection with its dissolution.  While we intend to dissolve after the closing of the sale of our Gabon interests, after the payment of expenses related to the proposed sale (including taxes, if any) and reservation of some of the proceeds for operating costs, contingent liabilities and taxes, any use of the remaining proceeds will be at the discretion of our Board and based on its determination of what is in the best interests of Harvest and its stockholders at the time of determination. Our Board could decide not to pursue the dissolution and that we should use all or a significant portion of the net cash proceeds from the sale for purposes other than to pay dividends or make liquidating distributions to stockholders, including continuing our business.

We expect to delist our common stock on the New York Stock Exchange after the consummation of the proposed sale of our Gabon interests.    If the proposed sale of our Gabon interests is consummated, our assets will consist primarily of cash.  The NYSE continued listing requirements provide that a listed company’s securities can be delisted if the company’s operating assets have been substantially reduced.  After the sale of our Gabon interests, we intend to delist our shares of common stock, after which they will no longer be tradable on the NYSE.  The delisting of our common stock from the NYSE would adversely affect liquidity and the trading price of our common stock.

If the sale of our Gabon interests fails to close and the Sale and Purchase Agreement is terminated, the NYSE may seek to delist our common stock due to our operating asset base, stock price or for another reason. Under these circumstances, we may seek to be traded on an alternative trading market, including one operated by OTC Markets Group.

Risks Related to our Proposed Dissolution and Liquidation

We cannot assure you that any liquidating distribution will be made to our stockholders or, if made, the exact amount or timing of distributions.  Our dissolution, liquidation and winding up process will be subject to uncertainties.  It is possible that there will be no liquidating distribution made to our stockholders.  The amount and timing of any liquidating distribution to our stockholders will depend on the following factors, among others:

•	Whether any potential claimants against us and currently unknown to us could present claims relating to our pre-dissolution operations that we may ultimately have to satisfy;
•	The costs we may have to incur to defend new and existing claims, including possible claims against us relating to our dissolution and possible tax audits;
•

The costs we may have to incur to continue to prosecute our existing lawsuit against Newfield, as well as possible new claims that we may need to file against others to preserve our rights and the value of our assets;

•

The amounts that we will need to pay for general administrative and overhead costs and expenses as an operating company before our dissolution and the amounts that we will need to pay in connection with our post-dissolution survival period;

•

The costs attendant on us as a publicly held reporting company under SEC regulations, including legal and auditing fees, especially if we are unable to obtain relief from requirements to continue preparing and filing our annual, quarterly and current reports;

•

How much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid; and

•	How long it will take us to liquidate all of our non-cash assets, including our Gabon interests if we are unable to consummate the transaction described in the Sale and Purchase Agreement.

If the sale of our Gabon interests is not consummated pursuant to the Sale and Purchase Agreement, there can be no assurances that any ultimate sale of those interests can be consummated and we may not be able to continue to fund our commitments under the associated Sale and Purchase Agreement and associated agreements.    Our ability to realize value from our Gabon interests depends on our ability to sell those interests as soon as possible.  We have devoted substantial time and cost to try to market our Gabon interests over the last three years and we believe that the transaction described in the Sale and Purchase Agreement is in our best interests.  However, the consummation of that transaction is subject to several conditions, and there can be no assurances that those conditions will be satisfied or that the Sale and Purchase Agreement will not be terminated.

If the currently proposed sale of our Gabon interests does not close, then we will need to try to find another buyer, and there can be no assurances that we will be able to do so on terms more favorable to us than the terms of the Sale and Purchase Agreement, or that we will be able to do so at all.  If we are not able to find another buyer within the near future, we will be faced with a decision as to whether we should fund additional substantial commitments to maintain our interests in the Sale and Purchase Agreement or to conserve our funds for ultimate distribution to our stockholders and relinquish our interests in the Sale and Purchase Agreement.  Either of these alternatives would have material adverse consequences to us and to our ability to provide our stockholders with liquidating distributions.

We will continue to incur expenses that will reduce any amounts available for distribution to our stockholders.    Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and offices expenses will continue to be incurred by us as we wind down.  We cannot estimate what the aggregate of these expenses will be, but they will reduce the amount of funds available for distribution to our stockholders.

Our stockholders could be held liable for our corporate obligations, up to the amount actually distributed to them in connection with our dissolution.  We will continue to exist for three years after our dissolution, or for such longer period as the Delaware Court of Chancery may direct, for the purpose of continuing to close our business, dispose of our non-cash assets, resolve outstanding litigation, discharge our liabilities and distribute any remaining assets to our stockholders.  Under the Delaware General Corporation Law, if the amount we reserve to satisfy our obligations proves insufficient to satisfy all of our expenses and liabilities, a stockholder who receives a liquidating distribution could be held liable for payment to our creditors of the stockholder’s pro rata share of amounts we owe to our creditors in excess of the reserves, up to but not exceeding the amount actually distributed to the stockholder in connection with our dissolution.  This means that a stockholder could be required to return all liquidating distributions made to the stockholder and receive nothing from us in connection with our dissolution and liquidation.  If a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of those taxes could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  There is no guaranty that the reserves established by us to satisfy our obligations will be adequate to cover all of our obligations.

Our Board may abandon implementation of our Plan of Dissolution.  As permitted by the Delaware General Corporation Law, our directors have the right to abandon our dissolution even after our stockholders have authorized our dissolution.  While our

Board does not currently intend to do so, it will do so if it determines, based on intervening circumstances, that it is not in the best interest of our stockholders to continue with our dissolution.

Further stockholder approval will not be required in connection with the implementation of our Plan of Dissolution, including for the sale or disposition of all or substantially all of our assets.  Our Plan of Dissolution provides that we may sell our Gabon interests as part of our liquidation process, if the sale of our Gabon interests is not consummated under the Sale and Purchase Agreement.  Our Plan of Dissolution also provides that we may sell our other assets after dissolution, as necessary to affect our Plan of Dissolution.  In either case, under our Plan of Dissolution, we will not seek and are not required to seek additional stockholder authorization of any other asset sale.

Our common stock will cease to be traded at the time of our dissolution.  We intend to close our stock transfer books after our dissolution becomes effective.  As a result, from and after that time, we will not recognize any transfer of our common stock, other than transfers by operation of law as to which we have received adequate written notice.  The record date for determining which stockholders are eligible to receive liquidating distributions will be the date on which our dissolution becomes effective, except as may be necessary to reflect subsequent transfers by operation of law.

We may cease to file our annual, quarterly and current reports with the SEC.  Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities laws, we intend to seek relief from all or some of our reporting obligations as soon as possible after the filing of our certificate of dissolution with the Delaware Secretary of State.  There can be no assurances that we will be able to obtain this kind of relief from the SEC.  However, if we receive relief, certain information about us (including audited financial information) currently reported to you and the public would no longer be available.  Regardless, we do intend to provide our stockholders with reports on the status of our dissolution procedures from time to time, as our Board deems appropriate, either through the filing of current or other reports with the SEC or through other means of communication.

Our officers may have interests in the dissolution that are different from those of our stockholders in general.    In accordance with the terms of pre-existing agreements, such as our employment agreements with executive officers, our executive officers may receive certain benefits as a result of the termination of their employment as a result of our dissolution.  Our officers will likely receive the additional severance benefits to which they became eligible as a result of the sale of our Venezuelan interests on October 7, 2016, because we currently expect to terminate their employment within 730 days following that date.  If we proceed with our dissolution, it is expected that eventually and probably within this 730-day period, we will terminate the employment of all of our executive officers and we will be required to provide them with the severance benefits required by their employment agreements, including the additional severance benefits payable after a change of control.  We estimate that the cost of making these payments will be $12 million.

We may undergo, or may have already undergone, an “ownership change” within the meaning of section 382 of the Code, which could affect our ability to use our net operating losses and certain tax credits for U.S. federal income tax purposes.    Section 382 of the Code contains rules that limit the ability of a corporation that undergoes an ownership change to use its net operating losses and tax credits existing as of the date of the ownership change. For these purposes, an ownership change is generally any change in ownership of more than 50 percent of a corporation’s stock within a rolling three-year period. The Treasury Regulations focus on changes in the ownership of significant stockholders, i.e., those owning, directly or indirectly, five percent or more of the stock of a corporation (“5% Stockholders”). Currently, we do not believe that we have undergone an ownership change in the 2014, 2015 or 2016 taxable years, years in which we incurred significant net operating losses. We intend to monitor future filings with the SEC to determine if additional 5% Stockholders arise or if the ownership percentages of existing 5% Stockholders change, either of which might indicate an ownership change under section 382 of the Code. However, the Treasury Regulations under section 382 of the Code are complex and we cannot assure you that we will be able to detect whether and when we might undergo an ownership change.

If Harvest were to undergo one or more “ownership changes” within the meaning of section 382 of the Code, or if one has already occurred, our net operating losses and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset income or gain, if any, from the proposed dissolution and liquidation of our subsidiaries. If we are unable to fully offset any U.S. federal taxable income or gain that results from those proposed dissolutions and liquidation, we may be liable for U.S. federal income taxes that could reduce the assets available for distributions to our stockholders.

On February 16, 2017, our Board adopted the Rights Plan, which is designed to preserve the Company’s tax assets.  For more information, see Item 1. Business – Other Recent Events – Rights Agreement to Protect Net Operating Losses.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.  As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss, on a per share basis, equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of the distribution) of property, if any, distributed to them with respect to each share of common stock and (2) their tax basis in each share of our common stock.  A liquidating distribution pursuant to the Plan of Dissolution may occur at various times and in more than one tax year.  Any loss generally will be recognized by a stockholder only in the tax year in which the stockholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to a share of our common stock is less than the stockholder’s tax basis for that share.  Stockholders are urged to consult with their own tax advisors as to the specific tax consequences to them of our dissolution, liquidation and winding up pursuant to the Plan of Dissolution.

The tax treatment of any liquidating distribution may vary from stockholder to stockholder.  We have not requested a ruling from the IRS with respect to the anticipated tax consequences of our complete dissolution and liquidation, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences prove to be incorrect, the result could be increased taxation at the corporate or stockholder level, thus reducing the benefit to our stockholders and us from our dissolution and liquidation. Tax considerations applicable to particular stockholders may vary with and be contingent on the stockholder’s individual circumstances. You should consult your own tax advisor for tax advice.

General Risks Related to Our Business and Industry

We have entered into a Sale and Purchase Agreement to sell our Gabon interests.  However, there can be no assurance that we will be able to consummate the sale of our Gabon interests.  For so long as we continue to operate our Gabon interests, we are subject to a number of risks related to our business and industry, including those discussed below.

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

Our future operations and our development are subject to numerous risks of oil and natural gas drilling and production activities. Oil and natural gas exploration and development drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and natural gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are in Houston, Texas.  Our main corporate office is on a month-to-month lease.   The additional Houston office space leased for our technical support staff expired on February 28, 2017.  We vacated the space for the technical support staff by the end of February 2017.

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

On February 27, 2015, Harvest US and Branta, LLC and Branta Exploration & Production Company, LLC   filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado. The plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011. In the complaint, the plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets. The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage. In September 2015, plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants. Subsequently, plaintiffs agreed to dismiss with prejudice all claims against Ute Energy, LLC and Crescent Point Energy Corporation.

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

Uracoa Municipality Tax Assessments. Harvest Vinccler, a subsidiary of Harvest Holding, has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located.  Harvest Holding had filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997.  Any potential liability for these tax assessments was transferred by the Company upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding on October 7, 2016, and remains the responsibility of Harvest Vinccler and not the Company.

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the Uracoa, Tucupita and Bombal fields are located.  Harvest Vinccler had filed claims in the Tax Court in Caracas against the Libertador Municipality for the refund of all municipal taxes paid since 2002.  Any potential liability for these tax assessments was transferred by the Company upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding on October 7, 2016, and remains the responsibility of Harvest Vinccler and not the Company.

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

On July 12, 2016, Petroandina filed a second claim against the Company and HNR Energia in the Court of Chancery.  The claim alleged that, by entering into the Share Purchase Agreement to sell its Venezuelan interests to CT Energy, the Company and HNR Energia breached the Shareholders’ Agreement.  The claim requested an injunction to prevent the Company and HNR Energia from completing the proposed transaction with CT Energy.  On August 16, 2016, the Court of Chancery granted Petroandina’s motion for a preliminary injunction.  On September 8, 2016, the Company, HNR Energia, CT Energy and Petroandina entered into a settlement agreement (the “Settlement Agreement”) intended to resolve the claim.  On September 8, 2016, the Court of Chancery granted an order amending its August 16, 2016 order and permitting Harvest and HNR Energia to effect the HNR Energia transaction, provided that the parties complied with the Settlement Agreement.  On October 7, 2016, as contemplated in the Settlement Agreement, Petroandina completed the sale of its 29 percent interest in Harvest Holding to Delta Petroleum, the assignee of CT Energy’s rights and obligations under the Settlement Agreement (the “Petroandina Sale”).  On October 11, 2016, in accordance with the Settlement Agreement, the Court of Chancery issued an order dismissing with prejudice Petroandina’s claims against the Company and HNR Energia.  As part of the Settlement Agreement and effective upon closing of the Petroandina Sale, HNR Energia paid $1,000,000 as part of the October 7, closing of the sale of Harvest Holding as cost as reimbursement for expenses incurred by Petroandina in connection with the litigation related to the Shareholders’ Agreement.  This was included as transaction costs netted with Gain on Sale of Harvest Holding on our consolidated condensed statement of operations and comprehensive income (loss) in discontinued operations during the year ended December 31, 2016.  Additionally, effective upon the closing of the Petroandina Sale, the Company, HNR Energia and CT Energy released Petroandina and its affiliates, and Petroandina released the Company, HNR Energia, CT Energy and their respective affiliates, from all claims or liabilities in connection with the Shareholders’ Agreement, the Share Purchase Agreement or the sale of the Company’s interests in Venezuela arising up to the date of the Settlement Agreement.

On August 9, 2016, Robert Garfield, a stockholder of the Company, filed a lawsuit in the 215th Civil District Court of Harris County, Texas against the members of the Company’s Board and CT Energy (and the Company, as a nominal defendant).  The lawsuit asserts several class action and derivative claims, including that (i) the Board members breached their fiduciary duties to the Company’s stockholders by negotiating and causing the execution of the Share Purchase Agreement with CT Energy, (ii) CT Energy aided and abetted the Board members in breaching their fiduciary duties and (iii) the proxy statement relating to the transaction contained inadequate disclosures about the proposed transaction.  Among other relief, the lawsuit requested that the court grant an injunction to prevent the completion of the proposed transaction, in addition to unspecified rescissory and compensatory damages and attorneys’ fees and other costs.  On September 14, 2016 plaintiff’s motion for a temporary injunction was denied.  On November 15, 2016, this lawsuit was dismissed without prejudice.

On October 14, 2016, Saltpond Offshore Producing Co., Ltd. (“Saltpond”) filed a petition in the 334th Judicial District Court of Harris County, Texas under Rule 202 of the Texas Rules of Civil Procedure to take a pre-suit deposition of the Company’s general counsel.  Counsel for Saltpond also represents the Possible Plaintiffs in Item 11.  The petition alleges that Alessandro Bazzoni, a representative of CT Energy, obtained proceeds from oil allegedly misappropriated from Saltpond and used these funds to consummate the June 19, 2015 Securities Purchase Agreement between CT Energy and the Company.  The petition “seeks information to pursue a claim under the Uniform Fraudulent Transfer Act.”  A hearing had been scheduled for November 11, 2016 as to whether Saltpond should be entitled to seek information from the Company but the hearing was postponed at the request of Saltpond’s lawyers.  The Company denies the allegations in the petition and intends to mount a vigorous defense.  Because the petition is in its preliminary stages, it is not possible to estimate the likelihood or magnitude of any potential liability at this time.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such incidental litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Item  4.  Mine Safety Disclosures

Not applicable.

PART II.

Item  5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Recent Sale of Unregistered Securities

We issued the following unregistered securities during the year ended December 31, 2016:

•

On October 7, 2016, we issued 367,950 shares of common stock pursuant to restricted stock units that were issued in 2015.  The shares were issued in a transaction by the Company not involving a public offering, which was exempted from registration pursuant to Section 4(a)(2) of the Securities Act.

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HNR”. As of December 31, 2016, there were 11,042,933 shares of common stock outstanding, with approximately 370 stockholders of record. The following table sets forth the high and low stock prices for our common stock reported by the NYSE.

Year	Quarter	High	Low
2015	First quarter	4.36	1.76
	Second quarter	8.32	1.76
	Third quarter	6.60	3.32
	Fourth quarter	6.00	1.70

2016	First quarter	2.84	1.28
	Second quarter	3.36	1.72
	Third quarter	3.48	2.16
	Fourth quarter	6.21	3.24

On February 23, 2017, the last stock price for the common stock as reported by the NYSE was $6.71 a share.

Historically, our policy has been to retain earnings to support the growth of our business, and accordingly, our Board of Directors has never declared a cash dividend on our common stock.

In an effort to increase the Company’s stock price above $1.00, as required under the NYSE’s continued listing standards, the Company completed a one-for-four reverse split of its issued and outstanding common stock after the market closed on November 3, 2016.   The Company’s common stock began trading on a split-adjusted basis at market open on November 4, 2016.  In this report, all stock prices for the Company’s common stock are reported on a split-adjusted basis.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

We had a net income attributable to Harvest  of  $66.6 million, or $5.35 basic and diluted earnings per share, for the year ended December 31, 2016 compared to a net loss attributable to Harvest of $98.6 million, or $8.71 basic and diluted net loss per share, for the year ended December 31, 2015. Net income attributable to Harvest for the year ended December 31, 2016 includes $2.4 million of exploration expense, $1.5 million of impairment expense – oilfield inventories, $17.4 million of general and administrative costs, investment earnings of $0.3 million, transaction costs associated with the potential sale of Harvest Dussafu of $1.4 million, $0.1 million of income tax expense, $85.8 million of income from discontinued operations and $3.3 million of loss attributable to noncontrolling interest.  Net loss attributable to Harvest for the year ended December 31, 2015 includes $3.9 million of exploration expense, $24.2 million of impairment expense – unproved property costs and oilfield inventories, $16.0 million in general and administrative costs, other income of $0.4 million, $16.4 million of income tax benefit, $153.4 million of loss from discontinued operations and $82.1 million of loss attributable to noncontrolling interest.

Petrodelta

During 2015 and 2016 through the October 7, 2016 sale of our interests in Venezuela, we accounted for the investment in Petrodelta under Accounting Standards Codification (“ASC”) 325 – Investments – Other (the “cost method”).  Under the cost method we did not recognize any equity in earnings from the investment in Petrodelta in our results of operations, but would have recognized cash dividends in the period they had dividends been received.

As of December 31, 2015, we fully impaired the carrying value of the investment in Petrodelta based on the facts and circumstances at that date and, effective with the October 7, 2016 closing of the CT Energy transaction, we no longer have an ownership interest in Petrodelta.  See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 1 – Organization and Note 6 – Investment in Affiliate for further information.

Dussafu Project – Gabon

We are the operator of the Dussafu PSC, which is located offshore Gabon, with a 66.667 percent ownership.    The Dussafu PSC partners and Gabon, represented by the Ministry of Mines, Energy, Petroleum and Hydraulic Resources, entered into the third exploration phase of the Dussafu PSC with an effective date of May 28, 2012.  The third exploration phase of the Dussafu PSC expired on May 27, 2016.  The expiration of the exploration phase has no effect on the discovered fields under the Exclusive Exploitation Authorization (“EEA”) as discussed below.

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

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia, entered into the Sale and Purchase Agreement with BW Energy to sell all of Harvest's oil and gas interests in Gabon (“Sale and Purchase Agreement”).

Under the terms of the Sale and Purchase Agreement, BW Energy will acquire HNR Energia's 100 percent interest in Harvest Dussafu, which owns a 66.667 percent interest in the Dussafu production sharing contract covering a 210,000 acre area located in offshore Gabon.  BW Energy will pay HNR Energia $32.0 million in cash for the interest, subject to certain adjustments.  BW

Offshore Singapore Pte. Ltd, an affiliate of BW Energy and BW Offshore Limited, a global provider of floating production services to the oil and gas industry, has guaranteed the obligations of BW Energy under the Sale and Purchase Agreement.

At the closing of the transaction, $2.5 million of the $32.0 million purchase price will be deposited in escrow, to be held for up to six months to satisfy any post-closing claims the purchaser may have for any breaches of warranties made by Harvest and HNR Energia under the Sale and Purchase Agreement.  We also incurred $1.4 million in costs associated with the potential sale of our interests in Gabon reported as transaction costs associated with the potential sale of Harvest Dussafu in our results of operation for the year ended December 31, 2016.

During the year ended December 31, 2016, we had cash capital expenditures of $0.3 million for site survey  ($0.9 million for site survey during the year ended December 31, 2015).  See Item 1. Business, Operations, Dussafu Marin, Offshore Gabon for further information on the Dussafu Project.

In December 2015, the Company reassessed the carrying value of the unproved costs related to the Dussafu PSC and recorded an additional impairment of $23.2 million based on its analysis of the value of the unproved costs which considered the value of the contingent and exploration resources and the ability of the Company to develop the project given its current liquidity situation and the depressed price of crude oil.  If oil and natural gas prices continue to deteriorate or we fail to obtain adequate financing, farm-down or sell the asset, additional impairments may be required on the Dussafu project.

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

Based on the terms of the Sale and Purchase Agreement, it is the opinion of the Company that no impairment is needed for the Dussafu project for the year ended December 31, 2016. We also reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  We impaired the value of this inventory by approximately $1.0 million in 2015.  During the year ended December 31, 2016, the Company conducted an inventory analysis and based on the condition of the equipment, we lowered the value of inventory by $1.5 million.

Harvest Holding – Discontinued Operations

As referenced above under the Share Purchase Agreement with Delta Petroleum, the Company sold all of its interests in Venezuela and its results of operations were placed in discontinued operations.   As a result of the sale, Harvest Holding’s effect on results of operations and other items directly related to the sale have been reported as discontinued operations.  See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 1 – Organization –  Sale of Venezuela Interests for further information

Results of Operations

The following discussion on results of operations for each of the years ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and related notes thereto.

Years Ended December 31, 2016 and 2015

We reported a net loss from continuing operations of  $22.5 million, or $1.81 basic and diluted net loss per share, for the year ended December 31, 2016, compared with a net loss from continuing operations of $27.3 million, or $2.41 basic and diluted net loss per share, for the year ended December 31, 2015.

Loss From Continuing Operations

Expenses and other non-operating (income) expense from continuing operations were:

	Year Ended December 31,
	2016	2015	Change

	(in thousands)
Depreciation and amortization	$51	$87	$(36)
Exploration expense	2,361	3,900	(1,539)
Impairment expense - unproved property costs and oilfield inventories	1,452	24,178	(22,726)
General and administrative	17,409	15,958	1,451
Investment earnings and other	(320)	(423)	103
Transaction costs associated with the potential sale of Harvest Dussafu	1,427	—	1,427
Income tax expense (benefit)	100	(16,450)	16,550
Loss from continuing operations	$22,480	$27,250	$(4,770)

Our accounting method for oil and natural gas properties is the successful efforts method. During the year ended December 31, 2016, we incurred $1.7 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.7 million related to other general business development activities. During the year ended December 31, 2015, we incurred $3.5 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations and $0.4 million related to other general business development activities.

During the years ended December 31, 2016 and 2015, we recorded impairment expense, related to our Dussafu Project in Gabon, of $1.5 million relating to oilfield inventories and $24.2 million (including $1.0 million relating to oilfield inventories), respectively.  The impairment expense recorded in 2016 reflected analysis of the condition of oilfield inventories.  The impairment expense recorded in 2015 reflected management’s estimate of the decreased value of the project given our current liquidity situation and the decline in global crude oil prices.

The increase in general and administrative costs in the year ended December 31, 2016 from the year ended December 31, 2015, was primarily due to higher employee related costs ($1.9 million) offset by lower general operations and overhead ($0.1 million), professional fees and contract services ($0.2 million), and travel ($0.1 million).   Employee related costs are higher primarily due to the impact of the increase in the Company’s stock price on stock-based compensation offset by lower employee headcount. Professional fees are lower due to lower litigation, audit fees and consulting costs in 2016 compared to 2015.

The investment earnings of $0.3 million for the year ended December 31, 2016 was primarily related investment earnings  compared to other income of $0.4 million for the year ended December 31, 2015 primarily related to the reduction of estimated final settlement costs associated with prior financings.

The transaction costs associated with the potential sale of Harvest Dussafu of $1.4 million is primarily related legal costs and a fairness opinion.  See Item 1. Business, Proposed Sale of Gabon Interests for further information.

We had an income tax expense in the year ended December 31, 2016 of $0.1 million as compared to an income tax benefit of $16.5 million in the year ended December 31, 2015.  The tax expense for the year ended December 31, 2016 was attributable to a deferred tax liability on the accumulated earnings and profits in our foreign subsidiaries that are expected to be repatriated to the U.S. as taxable income when those entities are dissolved pursuant to the Company’s overall Plan of Dissolution  The benefit for the year ended December 31, 2015 was primarily attributable to a reduction in the valuation allowance against the Company’s deferred tax assets for a claim for refund of 2013 taxes and a decrease in the deferred tax liability associated with the Company’s undistributed earnings from its foreign subsidiaries.

Net Loss Attributable to Noncontrolling Interest Owners

Net loss attributable to noncontrolling interest owners was $3.3 million for year ended December 31, 2016 compared to net loss attributable to noncontrolling interest owners of $82.1 million year ended December 31, 2015.  The noncontrolling interest owners own 49 percent interest in Harvest Vinccler and they assisted us in the management of Petrodelta and in negotiations with PDVSA.  The net loss attributable to noncontrolling interest owners in 2016 and 2015 was related to their share of the operations of Harvest Vinccler.

Discontinued Operations

Discontinued operations reflect our Venezuela operations prior to the sale on October 7, 2016, including direct costs and operating expenses, and related financial instruments that were settled as part of the Share Purchase Agreement.  We reported net income from discontinued operations of $85.8 million, or $7.16 basic and diluted earnings per share, for the year ended December 31, 2016, compared with a net loss from discontinued operations of $153.4 million, or $6.30 basic and diluted net loss per share, for the year ended December 31, 2015.

Expenses and other non-operating income (expense) from discontinued operations were:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Depreciation	$(15)	$(21)	$6
Reserve for note receivable - related party	(5,160)	—	(5,160)
Impairment expense - investment in affiliate	—	(164,700)	164,700
General and administrative expense	(3,291)	(3,052)	(239)
Change in fair value of warrant derivative liability	(9,376)	34,510	(43,886)
Change in fair value of embedded derivative asset and liabilities	2,412	4,813	(2,401)
Gain on sale of Harvest Holding	115,528	—	115,528
Interest expense	(4,239)	(2,958)	(1,281)
Loss on debt conversion	—	(1,890)	1,890
Loss on issuance of debt	—	(20,402)	20,402
Loss on extinguishment of debt	(10,274)	—	(10,274)
Foreign currency transaction gains	217	320	(103)
Income tax expense	(24)	(27)	3
Net income (loss) from discontinued operations, net of income taxes	$85,778	$(153,407)	$239,185

We recorded a $5.2 million allowance during the year ended December 31, 2016 to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will not be collected.

We recorded pre-tax impairment charges against the carrying value of our investment in Petrodelta of $164.7 million at December 31, 2015.

The increase in general and administrative costs related to Venezuela operations in the year ended December 31, 2016 from the year ended December 31, 2015, was primarily due to higher employee related costs ($1.0 million) offset by lower general operations ($0.3 million), professional fees and contract services ($0.4 million), and taxes other than income ($0.1 million).   Employee related costs are higher primarily due to severance costs.   Professional fees are lower due to lower litigation, audit fees and consulting costs related to Harvest Holding in 2016 compared to 2015.

The change in fair value of the warrant liability of $9.4 million loss in 2016 was driven by a 91% increase in stock price during the year ended December 31, 2016; whereas, change in fair value of the warrant liability of $34.5 million during the year ended December 31, 2015 was related to the decrease in fair value of the CT Warrant issued to CT Energy on June 19, 2015.  The fair value decreased due to a decrease in our closing stock price.     The CT Warrant was extinguished upon the closing of the October 7, 2016 sale.  See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 12 – Warrant Derivative Liability for further information.

The change in fair value of embedded derivative assets of 2.4 million in income is directly related to the assumptions surrounding the commencement of the interest rate reset features in both the 15% Note and the Additional Draw Notes.  The interest rate reset features both lowers the interest rate and extends the due date of the 15% Note and the Additional Draw Notes.  At December 31, 2016, the probability of the interest rate reset feature date being delayed was lowered to 10% and the value of the embedded derivative asset related to the Additional Draw Note was included.  Both of these changes increased the value of the embedded derivative assets for the year ended December 31, 2016.  The change in the fair value of the derivative assets and liabilities of $4.8 million in income during year ended December 31, 2015 was related to the increase in the fair value of the embedded derivative asset of $1.0 million and the decrease in fair value of the derivative liability related to the 9% Note which was converted on September 15, 2015. The 15% Note and Additional Draw Notes were extinguished upon the closing of the October 7, 2016 sale.  See Part I – Financial Information, Item 1 – Financial Statements, Note 11 – Debt and Financing for further information.

The $115.5 million gain on the sale of interest in Harvest Holding in the year ended December 31, 2015 relates to the October 7, 2016 closing of our remaining 51 percent interest in Harvest Holding net of transaction and other costs.

The increase in interest expense in the year ended December 31, 2016 from the year ended December 31, 2015 was primarily due to higher outstanding debt balances and higher rates of interest during the year ended December 31, 2016.  The 15% Note and Additional Draw Notes were cancelled upon the closing of the October 7, 2016 sale.

On September 15, 2015, the 9% Note, the associated accrued interest and related derivative liability were converted into 2,166,900 shares of the Company’s common stock.  The Company recognized a $1.9 million loss on debt conversion.   The $1.9 million loss on debt conversion was the result of the difference between the September 14, 2015 carrying value of the 9% Note, including accrued interest and unamortized debt discount ($0.2 million) and the fair value of the related derivative liability ($11.1 million) less the fair value of the 2,166,900 shares issued upon conversion ($13.2 million) at September 15, 2015.  These shares were returned to the Company as a condition of the October 7, 2016 sale.

On June 19, 2015, we issued the CT Warrant, 9% and 15% Notes, Additional Draw Note and Series C preferred stock in connection with the Securities Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and liabilities in the notes and determined that the CT Warrant did not meet the required conditions to qualify for equity classification and is required to be classified as a warrant liability (See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 11 – Warrant Derivative Liabilities).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the CT Warrant was $40.0 million.  In accordance with ASC 815, the fair value of the financial instruments was first allocated to the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock, the 9% and 15% Notes and the Additional Draw Note. As a result of the allocation we recognized a loss on the issuance of these securities of $20.4 million during the year ended December 31, 2015.  These instruments were terminated upon the October 7, 2016 sale.

The loss on extinguishment of debt of $10.3 million was related to the cancellation of the $30.0 million in outstanding principle under the 15% Note and Additional Draw Note in connection with the October 7, 2016 closing of the sale of all the HNR Energia’s 51 percent interest in Harvest Holding to Delta Petroleum.    See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 1 – Organization – Sale of Securities to CT Energy for further information.

We recognized a gain on foreign currency transactions for the year ended December 31, 2016 of $0.2 million as compared to $0.3 million gain on foreign currency transactions for the year ended December 31, 2015.  The gains in 2016 and 2015 were primarily associated with a favorable change in exchange rates for Bolivar denominated liabilities.

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated financial statements and related notes thereto.  See Item 1. Business, Executive Summary for further information.

Liquidity

Our primary assets are cash and our oil and gas interests in Gabon.  We entered into an agreement to sell our oil and gas interests in Gabon; however, there can be no assurances that the signing of an agreement will lead to closing on the transaction. On January 12, 2017, our Board adopted the Plan of Dissolution.  See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 18 – Plan of Dissolution for further information.   We expect the cash on hand from the net proceeds received from the sale of our Venezuelan interests on October 7, 2016 will be adequate to meet our short-term liquidity requirements for dissolution of the Company.

Upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding, the Company received, among other considerations, $69.4 million in net cash proceeds and a $12.0 million note payable from Delta Petroleum, due six months after closing.   A portion of the proceeds from the sale have been and will be used to pay certain severance costs, to pay tax obligations related to the sale, to fund any potential future dividends declared and to maintain ongoing general operating and administrative expenses.  The 15% Note and Additional Draw Notes were extinguished upon the closing of the October 7, 2016 sale.

On April 25, 2016, the Company received a notice from the NYSE stating that the Company was not in compliance with a second NYSE continued listing requirement, which provides that a company is not in compliance if its average global market capitalization over a consecutive 30 trading-day period is less than $50.0 million and, at the same time, its stockholders’ equity is less than $50 million.  The Company believes that the sale of its Venezuelan interests on October 7, 2016 ultimately will allow it to regain compliance with this listing standard by increasing its stockholders’ equity.  However, the Company must demonstrate compliance for two consecutive financial quarters before the deficiency can be cured.

The Company completed a one-for-four reverse split of its issued and outstanding common stock on November 3, 2016.  See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 1 – Organization – Reverse Stock Split for more information.  All share and per share amounts in this report have been reflected on a post-split basis in these financial statements.

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

Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries into our foreign operations.  During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of foreign earnings to the parent company, with consideration of the sale of non-U.S. assets. Because management was pursuing various alternatives with respect to the Company’s future operations and disposition of any sale proceeds, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries in the fourth quarter of 2013.   As of December 31, 2015, the book-tax outside basis difference in our foreign subsidiaries resulting from unremitted earnings from our foreign operations was reduced to zero due to pre-tax impairments of the Company’s remaining investment in Petrodelta.  This benefit was recorded to continuing operations, consistent with the Company’s continued investment in the foreign subsidiaries.

As of December 31, 2016, a deferred tax liability of $0.1 million was recorded based on the unremitted earnings of our foreign subsidiaries that would be repatriated to the U.S. pursuant to our overall Plan of Dissolution.  The entire net deferred tax liability as of December 31, 2016 has been reflected as a long-term liability, a characterization consistent with the Company’s adoption of Accounting Standards Update (“ASU”) No. 2015-17.

Cash Flows

As of December 31, 2016, we have cash and cash equivalents of $63.4 million and no debt.  The net funds raised or used in each of the operating, investing and financing activities from continuing operations are summarized in the following table and discussed in further detail below:

Cash Flow from Continuing Operating Activities

During the year ended December 31, 2016, net cash used in operating activities was approximately $11.9 million ($19.4 million during the year ended December 31, 2015). The $7.5 million decrease in use of cash from operations was primarily from the decreased use of working capital in 2016 due to our decreased activity levels.

Cash Flow from Continuing Investing Activities

Our cash capital expenditures for property and equipment are summarized in the following table:

	Year Ended December 31,
	2016	2015
	(in thousands)
Dussafu PSC	$290	$947
Other administrative property	382	338
Total additions of property and equipment	$672	$1,285

Cash Flow from Continuing Financing Activities

During the year ended December 31, 2016, we incurred $0.1 million in treasury stock purchases.

Cash Flow from Discontinued Operations

Net cash flow from discontinued operations was $73.5 million and $17.0 million for the years ended December 31, 2016 and 2015, respectively.  During the year ended December 31, 2016, the cash flow from discontinued operations was generated primarily related to $66.1 million in proceeds from the sale of Harvest Holding and $11.0 million in financing activities related to the proceeds from 15% Note and the Additional Draw Note.  During the year ended December 31, 2015, the cash flow from discontinued

operations was generated primarily from financing activities related to the $33.5 million in proceeds from 15% Note and the CT Warrant offset by $8.9 million in debt repayments and $1.6 million in financing costs.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Prior to the October 7, 2016, closing of the sale of Harvest Holding, our results of operations and cash flow were affected by changing oil prices. Fluctuations in oil prices may affect our total planned development activities and capital expenditure program.

Our net foreign exchange gain attributable to our Venezuela operations in discontinued operations was $0.2 million for the year ended December 31, 2016 compared to $0.3 million gain on foreign currency transactions for the year ended December 31, 2015.  The gains in 2016 and 2015 were primarily associated with favorable change in exchange rates for Bolivar denominated liabilities. Part IV – Item 15 – Exhibits and Financial Statements Schedules, Note 5 – Dispositions and Discontinued Operations.

There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control.

Within the United States and other countries in which we conducted business, inflation has had a minimal effect on us.

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

Investment in Affiliate

During 2015 and 2016 through October 7, 2016 sale of our interests in Venezuela, we accounted for the investment in Petrodelta under Accounting Standards Codification (“ASC”) 325 – Investments – Other (the “cost method”).  Under the cost method we did not recognize any equity in earnings from the investment in Petrodelta in our results of operations, but would have recognized cash dividends in the period they had dividends been received.

As of December 31, 2015, we fully impaired the carrying value of the investment in Petrodelta based on the facts and circumstances and, effective with the October 7, 2016 closing of the CT Energy transaction, we no longer have an ownership interest in Petrodelta.  See Part IV – Item 15 – Exhibits and Financial Statement Schedules, Note 1 – Organization  – Sale of Venezuela Interests for further information.

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

Since December 31, 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings would be permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2015, the deferred tax liability provided on such earnings had been reduced to zero due to the impairment of the underlying book investment in Petrodelta.  With the sale of Harvest Holding and the anticipated dissolution of our subsidiary HNR Energia BV under the Company’s Plan of Dissolution, we recorded a deferred tax liability of $0.1 million as of December 31, 2016 on the historical earnings and profits of HNR Energia that would be repatriated to the U.S. as taxable income on that entity’s liquidation.

As the conversion feature of the 9% Note was reasonably expected to be exercised at the time of the note’s issuance due to the conversion price being in-the-money, the interest on the 9% Note paid upon its conversion is non-deductible to the Company under Internal Revenue Code (“IRC”) Section 163(l).  The 15% Note was issued, for income tax purposes, with original issue discount (“OID”).  OID generally is deductible for income tax purposes.  However, if the debt instrument constitutes an “applicable high-yield discount obligation” (“AHYDO”) within the meaning of IRC Section 163(i)(1), then a portion of the OID likely would be non-deductible pursuant to IRC Section 163(e)(5).  Our analysis of the 15% Note is that the note is an AHYDO; consequently, the OID has been treated as non-deductible for income tax purposes.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”.  It is expected to be effective for periods beginning after December 15, 2018 for public entities.  Early application is permitted.  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (1) Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments.  Interest on the liability will be recognized separately from amortization of the asset.  Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows.  (2) Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments.  A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense.  All cash outflows will be classified as operating on the statement of cash flows.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows since we have no material operating or financing leases.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815: Contingent Put and Call Options in Debt Instruments)”.  This amendment addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments that are clearly and closely related to the debt hosts.  This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative.  The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with the specific four-step decision sequence. This means entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment.  Only the resulting settlement of debt is subject to the four-step decision sequence.  The amendment is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  However, if an entity early adopts the amendment in an interim period, any adjustments should be reflected as of the beginning of that fiscal year.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows since we have no contingent call (put) options.

In March 2016, the FASB issued ASU No. 2016-07, “Investments — Equity Method and Joint Ventures (Topic 323)”. This amendment simplifies the accounting for equity method of investments.   The amendment in the update eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendment requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendment in this update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendment should be applied prospectively upon the effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows since we have no equity method investments.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The new guidance is related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including our trade and partner receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date which is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model which increases the allowance when losses are probable. This change is effective for all public companies for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the provisions of this guidance and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, or ASU 2016-15. ASU 2016-15 provides specific guidance on eight cash flow classification issues not specifically addressed by GAAP: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. ASU 2016-15 should be applied using a retrospective transition method, unless it is impracticable to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-15 but do not expect to have a significant impact on the presentation of cash receipts and cash payments within our consolidated statements of cash flows.

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

Not applicable.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of The Treadway Commission. Based on our evaluation under the 2013 Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in internal control over financial reporting during the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect that Company’s internal control over financial reporting.

Item  9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The Company’s Board is comprised of five members:

Stephen D. Chesebro’

Appointed Director in October 2000

Age 75

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

James A. Edmiston

Elected Director in May 2005

Age 57

Mr. Edmiston was elected President and Chief Executive Officer of the Company on October 1, 2005. He joined the Company as Executive Vice President and Chief Operating Officer on September 1, 2004. Prior to joining Harvest, Mr. Edmiston was with Conoco and ConocoPhillips for 22 years in various management positions including President, Dubai Petroleum Company (2002-2004), a ConocoPhillips affiliate company in the United Arab Emirates and General Manager, Petrozuata, C.A., in Puerto La Cruz, Venezuela (1999-2001). Prior to 1999, Mr. Edmiston also served as Vice President and General Manager of Conoco Russia and then as Asset Manager of Conoco’s South Texas Lobo Trend gas operations. From 2014-2015, Mr. Edmiston was on the board of Sonde Resources Corp. He earned a Bachelor of Science degree in Petroleum Engineering from Texas Tech University and a Masters of Business Administration from the Fuqua School of Business at Duke University. Mr. Edmiston was inducted into the Petroleum Engineering Academy and was recognized as a Distinguished Engineer by the Texas Tech College of Engineering in 2009. Mr. Edmiston is a Member of the Society of Petroleum Engineers.

Robert E. Irelan

Appointed Director in February 2008

Age 69

Mr. Irelan has over 45 years of experience in the oil and gas industry. He retired from Occidental Petroleum as Executive Vice President of Worldwide Operations in April 2004, having started there in 1998. Prior to Occidental Petroleum, Mr. Irelan held various positions at Conoco, Inc., from 1967 until 1998. Upon his retirement he opened his own company, Naleri Investments LLC. He also partnered in entrepreneurial ventures including BISS Product Development LLC    Mr. Irelan earned his Professional Engineering degree in Petroleum Engineering from Colorado School of Mines. He also has advanced studies in Mineral Economics. He was awarded the Distinguished Achievement Award from the school in 1998.

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

Patrick M. Murray

Appointed Director in October 2000

Age 73

In 2007, Mr. Murray retired from Dresser, Inc. where he had been the Chairman of the Board and Chief Executive Officer since 2004. Dresser, Inc. is an energy infrastructure and oilfield products and services company. From 2000 until becoming Chairman of the Board, Mr. Murray served as President and Chief Executive Officer of Dresser, Inc. Mr. Murray was President of Halliburton Company’s Dresser Equipment Group, Inc.; Vice President, Strategic Initiatives of Dresser Industries, Inc.; and Vice President, Operations of Dresser, Inc. from 1996 to 2000. Mr. Murray has also served as the President of Sperry-Sun Drilling Services from 1988 through 1996. Mr. Murray joined NL Industries in 1973 as a Systems Application Consultant and served in a variety of increasingly senior management positions.  Mr. Murray is Chairman of the Board of C&J Energy Services and on the board of the World Affairs Council of Dallas Fort Worth.  He is on the board of advisors for the Maguire Energy Institute at the Edwin L. Cox School of Business, Southern Methodist University, and Chairman of the Board of Regents of Seton Hall University. Mr. Murray holds a B.S. degree in Accounting and a Master of Business Administration from Seton Hall University. He served for two years in the U.S. Army as a commissioned officer.

EXECUTIVE OFFICERS

The following table provides information regarding each of our executive officers.

Name	Age	Position
James A. Edmiston *	57	President and Chief Executive Officer
Stephen C. Haynes	60	Vice President, Finance, Chief Financial Officer and Treasurer
Keith L. Head	59	Vice President, General Counsel and Corporate Secretary
Karl L. Nesselrode	59	Vice President, Engineering & Business Development
Robert Speirs	61	Senior Vice President, Eastern Operations

*  See Mr. Edmiston’s biography above under “Board of Directors”.

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

Karl L. Nesselrode has served as Vice President of the Company since November 17, 2003.  From August 2007 to August 2010, he accepted a long-term secondment to Petrodelta as its Operations and Technical Manager while remaining an officer of Harvest.  From February 2002 until November 2003, Mr. Nesselrode was President of Reserve Insights, LLC, a strategy and management consulting company for oil and gas.  He was employed with Anadarko Petroleum Corporation as Manager Minerals and Special Projects from July 2000 to February 2002.  Mr. Nesselrode served in various managerial positions with Union Pacific Resources Company from August 1979 to July 2000.  Mr. Nesselrode earned a Bachelor of Science in Petroleum Engineering from the University of Tulsa in 1979 and completed Harvard Business School Program for Management Development in 1995.

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

Mr. Murray, Mr. Leal and Mr. Robert Irelan serve on our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (“Section 16(a)”) requires our directors, executive officers and beneficial holders of more than 10 percent of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our stock. Based solely upon our review of SEC Forms 3, 4 and 5 and any amendments thereto furnished to us, to our knowledge, during fiscal year 2016, our officers, directors and 10 percent stockholders complied with all Section 16(a) filing  requirements. In making this statement, we have relied upon the written representations of our directors and officers.

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

Item 11.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the compensation of the Company’s named executive officers for the two most recently completed fiscal years ended December 31, 2016 and 2015.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal			Bonus	Awards	Awards	Compensation	Compensation
Position	Year	Salary ($)(1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	Total ($)(7)

James A. Edmiston	2016	$588,000	$705,600	$—	$—	$—	$22,135	$1,315,735
President and Chief	2015	610,616	382,200	285,000	554,440	214,550	20,008	2,066,814
Executive Officer

Stephen C. Haynes	2016	$314,000	$226,080	$—	$—	$—	$19,003	$559,083
Vice President, Finance,	2015	326,077	122,460	95,190	193,735	63,315	17,255	818,032
Chief Financial Officer
and Treasurer

Robert Speirs	2016	$370,000	$266,400	$—	$—	$—	$501,996	$1,138,396
Senior Vice President	2015	370,000	144,300	112,290	228,218	74,592	488,912	1,418,312
Eastern Operations

(1)	There have been no salary increases since 2014. In 2015, for Mr. Edmiston and Mr. Haynes, there was one extra pay period which is reflected in the table.
(2)

Harvest pays bonuses one year in arrears but reflects the bonus in the table above in the year to which it related.  Bonuses related to 2015 were paid October 14, 2016 and are reflected in the schedule above as 2015 bonuses.  Bonuses related to 2016 were paid January 13, 2017 and are reflected in the above schedule as 2016 bonuses.

(3)

In 2015, Harvest issued restricted stock units to employees and the named executive officers. The fair value of each restricted stock unit ("RSUs") was estimated on the date of grant using a Monte Carlo simulation since the RSUs were also subject to a market condition.  On October 7, 2016, with the sale of Harvest Holding, these awards vested.

(4)

In 2015, the fair value of each stock option was estimated on the date of grant using a Monte Carlo simulation since the options were also subject to a market condition.  On October 7, 2016, all options vested with the sale of Harvest Holding.

(5)

In 2015, Harvest issued stock appreciation rights ("SARs").  These SARs vested on October 7, 2016 with the sale of Harvest Holding.   The SARs can be settled in cash or equity.  Currently, no plan has been approved by the shareholders for equity settlement and Harvest is recording the liability and expense associated with the awards based on the fair value of the awards.

(6)	The table below summarizes all other compensation of the Company’s named executive officers for the two most recently completed fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Group Term Life	Company 401(k) Match	Foreign Housing and Living Expense	Cost of Living Adjustment	Vacation Allowance	Transportation Allowance	Foreign Service Premium	Foreign Taxes	Total ($)

James A. Edmiston	2016	$11,535	$10,600	$—	$—	$—	$—	$—	$—	$22,135
President and Chief	2015	9,408	10,600	—	—	—	—	—	—	20,008
Executive Officer
Stephen C. Haynes	2016	$8,403	$10,600	$—	$—	$—	$—	$—	$—	$19,003
Vice President, Finance	2015	6,655	10,600	—	—	—	—	—	—	17,255
Chief Financial Officer
and Treasurer
Robert Speirs	2016	$1,980	$—	$158,112	$83,657	$44,899	$31,541	$28,500	$153,307	$501,996
Senior Vice President	2015	1,980	—	156,325	83,464	44,281	33,661	28,500	140,701	488,912
Eastern Operations

(7)

The named executive officer’s compensation reflected in this Summary Compensation Table reflects the principal components of their respective employment agreements and are designed to reward the executive’s contributions.  These components include base salary which is paid in cash based on market and peer benchmarking data; Annual performance bonus paid in cash and based on corporate and individual performance indices; Long term incentive awards in the form of stock, options, and stock appreciation rights; and personal benefits which include health and welfare benefits, 401K contributions, and group and supplemental executive life policies.  The Company does not provide a pension plan or non-qualified deferred compensation plans for these executives or employees.

Narrative Explanation of Summary Compensation Table

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

Element	Form of Compensation	Purpose
Base salary	Cash	Provide competitive, fixed compensation to attract and retain executive talent
Annual performance based incentive awards	Cash	Create strong financial incentive for achieving financial and strategic successes
Long-term incentive compensation	Stock Options, SARs, RSUs and Restricted Stock Grants	Provides alignment between executive and shareholder interests by rewarding executives for performance based on appreciation in the Company's share price and retains executives
Personal benefits	Eligibility to participate in plans extends to all employees	Broad-based employee benefits for health and welfare and retirement

Base Salary

We pay base salaries to our executive officers to compensate them for specific job responsibilities during the calendar year. In determining base salaries for our executive officers, the Human Resources Committee (the “HR Committee”) considers market and competitive benchmark data for the executive’s level of responsibility targeting between the 50th and 75th percentile of executive officers in comparable companies, with variation based on individual executive skill sets.

Based on our current financial situation, the HRCommittee did not recommend salary increases in 2017 for the named executive officers.

Base Salary-Annualized	Edmiston	Speirs	Haynes
2015	$588,000	$370,000	$314,000
2016	$588,000	$370,000	$314,000

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

These measures and their weightings are reviewed and modified, if appropriate, in light of changing Company priorities and strategic objectives. The corporate targets and weightings are recommended by the CEO and reviewed and approved by the HR Committee. The HR Committee focuses on these corporate goals in evaluating Company performance for the purpose of compensation. Individual performance results of the named executive officers are measured and assessed by the CEO.

Individual performance and operational results are combined with the Company performance results and weighted equally to determine each executive’s final annual incentive award. Target award levels for annual incentives are set at 100% of base salary for the CEO and 60% of base salary for the other named executive officers. For 2015 performance, the CEO and the other named executive officer’s individual awards were eligible for 65% of their bonus targets.   For 2016 performance, the CEO and the other named executive officer’s individual awards were eligible for 120% of their bonus targets.

Long-Term Incentive Compensation

Long-term incentive awards have been granted under our 2001, 2004, 2006 and 2010 Long Term Incentive Plans (“LTIPs”), and the awards are granted to our executive officers to align their personal financial interests with our stockholders. The LTIPs include provisions for stock options, SARs, restricted stock, RSUs and cash awards.

Our policy on stock awards is focused on determining the right mix of retention and ownership requirements to drive and motivate our executive officers’ behavior consistent with long-term interests of stockholders. The HR Committee is the administrator of our LTIPs and, subject to Board of Director approval, has full power to determine the size of awards to our executives, to determine the terms and conditions of grants in a manner consistent with the LTIPs, and to amend the terms and conditions of any outstanding award.

The CEO presents individual stock award recommendations for executive officers to the HR Committee, and after review and discussion the HR Committee submits their recommendation to the Board of Directors for approval. The HR Committee’s policy is to grant awards on the date the Board of Directors approves them. Stock options, stock appreciation rights, restricted stock and/or restricted stock units will be granted once each calendar year on a predetermined date or at the effective date of a new hire or promotion, but not within six months of a previous award to the same individual. The price of options and the value of a restricted stock award issued to a new employee will be set at the closing price on the employee’s effective start date. The price of options and the value of a restricted stock award issued to an employee as a result of a promotion will be set at the closing price on the effective date of that promotion. Under no circumstances will a grant date be set retroactively.

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

The long-term incentive awards for 2015 included stock options, stock appreciation rights and restricted stock units. Stock appreciation rights can be settled as cash or equity.  This mix provides upside potential with the stock options/SARs and a more stable award in the form of restricted stock units.  Of the total award value, 70 percent was allocated to options and SARs and 30 percent to restricted stock units based on available shares. There were no long term incentives awards granted in 2016.

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

We do not offer a pension plan or a non-qualified deferred compensation plan for executive officers or employees. We did not offer perquisites to executive officers or other employees in either 2015 or 2016. We offer relocation and foreign service premiums to employees serving in an international location. The amount of the premium will vary depending upon the living conditions, political situation and general safety conditions of the international location. Expatriate employees are also provided housing and utilities allowances where applicable. They also receive a cost of living allowance to cover the differential between normal living expenses in the host and home countries, and will continue to participate in the employee benefit plans available to home country employees.

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards as of December 31, 2016 held by the named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
James A. Edmiston	32,500	—		$20.480	5/17/2017
	93,250	—		$19.200	7/17/2018
	64,750	—		$19.040	5/21/2019
	250,000	—		$4.520	7/22/2020

Stephen Haynes	9,250	—		$20.480	5/17/2017
	26,750	—		$19.200	7/17/2018
	21,000	—		$19.040	5/21/2019
	128,838	—		$4.520	7/22/2020

Robert Speirs	10,750	—		$20.480	5/17/2017
	31,500	—		$19.200	7/17/2018
	24,750	—		$19.040	5/21/2019
	151,777	—		$4.520	7/22/2020

Payments Upon Termination or Change of Control

We have entered into executive employment agreements with our current named executive officers: Messrs. Edmiston, Haynes, and Speirs. The contracts have an initial term that automatically extends for one year upon each anniversary unless a one-year notice not to extend is given to the executive. The current terms of the employment agreements are through May 31, 2017.

Entitlements based on terms in Executive Agreements if we terminate the employment without cause or notice (not related to Change of Control) OR the executive terminates employment for good reason	Edmiston	Haynes	Speirs
A lump sum amount equal to a certain multiple of base salary	3 times	2 times	2 times
An amount equal to a certain number of years times the maximum annual employer contributions made under our 401(k) plan	3 years	2 years	2 years
Vesting of all stock options and SARs	Yes	Yes	Yes
Vesting of all restricted stock awards and RSUs	Yes	Yes	Yes
Reimbursement of Outplacement Services	Yes	Yes	Yes
Restrictions on ability to compete with our company after termination of employment	2 years	2 years	2 years

The HR Committee believes the termination payment included in these employment agreements has been needed to attract and retain the executives necessary to achieve our business objectives. However, the HR Committee also believes termination payments should not be guaranteed. Accordingly, a termination payment will not be paid if a termination occurs after notice and lapse of the notice period to terminate the employment agreement. Also, a termination payment will not be made if the executive officer resigns other than for good reason. “Good reason” under the employment contracts generally includes: (1) a material breach of the employment agreement by the Company; (2) failure to maintain or reelect the executive officer to his position; (3) a significant reduction of the executive officer’s duties, position or responsibilities; (4) a substantial reduction, without good business reasons, of the facilities and perquisites available to the executive officer; (5) a reduction by the Company of the executive officer’s monthly base salary; (6) failure of the Company to continue the executive officer’s participation in any bonus, incentive, profit sharing, performance, savings, retirement or pension policy, plan, program or arrangement on substantially the same or better basis relative to other participants; or (7) the relocation of the executive officer more than fifty miles from the location of the Company’s principal office.

Since it is in our best interest to retain during uncertain times executive officers who will act in the best interests of the stockholders without concern for personal outcome, our executive employment agreements provide benefits in the event of loss of employment for employees in good standing due to a change of control. “Change of control” is generally defined as the acquisition of 50 percent or more of our voting stock, the cessation of the incumbent board of directors to constitute a majority of the board of directors, or, in certain circumstances, the reorganization, merger, or sale or disposition of at least 50 percent of our assets where we are not the surviving entity. Change of control severance benefits apply to terminations taking place between 240 days before a change of control and 730 days after a change of control.

Entitlements based on terms in Executive Agreements if we terminate the employment without cause or notice related to a Change of Control	Edmiston	Haynes	Speirs
A lump sum amount equal to a certain multiple of base salary	3 times	2 times	2 times
A lump sum amount equal to a certain multiple of the highest annual bonus over the past 3 years or target bonus, whichever is higher	3 times	2 times	2 times
An amount equal to a certain number of years times the maximum annual employer contributions made under our 401(k) plan	3 years	2 years	2 years
Continuation of accident, life, disability, dental and health benefits for a certain number of years	3 years	2 years	2 years
Excise tax reimbursement and gross up on the reimbursement	Yes	Yes	Yes
Vesting of all stock options and SARs	Yes	Yes	Yes
Vesting of all restricted stock awards and RSUs	Yes	Yes	Yes
Reimbursement of outplacement services	Yes	Yes	Yes
Restrictions on ability to compete with our company after termination of employment	2 years	2 years	2 years

The change of control benefits in the employment agreements contain a double trigger which means that both a change of control must occur and the executive officer must be terminated without cause or resign for good reason within a specified period of time after the change of control. The HR Committee believes that the double trigger avoids unnecessarily rewarding an executive officer when a change of control occurs and the executive officer’s status is not changed as a result. However, because of the significant uncertainty that can arise during a period of a potential or actual change of control, the HR Committee has provided greater benefits to the executive officer in the event of a termination resulting from a change of control.    With the liquidation of the company, the executive officers are expected to be terminated.  If termination occurs under these circumstances, the double trigger requirements in the employment agreements will be satisfied and the change of controls benefits will become payable to the executive officer.

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

Our director compensation includes additional compensation for the non-executive Chairman of the Board in recognition of the significant added responsibilities and time commitments of that position. In addition to his compensation as a director, he receives a retainer of $120,000 a year; this 2016 retainer remained the same as the retainer in 2015, 2014, 2013, and 2012.

Under the Harvest Natural Resources 2010 Long Term Incentive Plan, directors are eligible to receive restricted stock, RSUs, stock options and SARs grants. On September 15, 2016, we issued 139,535 RSUs vesting one year from the date of grant to our directors.

The following table sets forth the cash and other compensation earned by the non-employee members of our Board of Directors in 2016.

	Fees	Stock
	Earned	or Stock
	or Paid in	Unit
Name	Cash ($)	Awards ($)	Total ($)
Stephen D. Chesebro'	$210,000	$80,000	$290,000
R. E. Irelan	95,000	80,000	175,000
Edgard Leal	80,000	80,000	160,000
Patrick M. Murray	100,000	80,000	180,000

Note:  RSUs were issued on September 15, 2016 at a price of $3.44 per share with a vesting of one year from grant date.  With the October 7, 2016 closing of Harvest Holding the RSUs vested at a price of $3.64 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

Directors and Named Executive Officers

The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by our directors, each named executive officer and our directors and named executive officers as a group. Except as otherwise indicated, all information is as of January 23, 2017.

The number of shares of our common stock beneficially owned by each director or named executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after January 23, 2017 through the exercise of stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

	Amount and Nature of
	Beneficial Ownership
	Number of	Shares		Percent of
	Shares	Acquirable	Total	Shares
	Beneficially	Within 60	Beneficial	Outstanding
Name of Beneficial Owner	Owned (1)	Days	Ownership	(2)(3)
James A. Edmiston	215,301	440,500	655,801	5.71%
Stephen C. Haynes	51,388	185,838	237,226	2.11%
Keith L. Head (4)	35,286	167,631	202,917	1.81%
Karl L. Nesselrode (5)	43,677	170,854	214,531	1.91%
Robert Speirs	105,621	218,777	324,398	2.88%
Stephen D. Chesebro’	112,381	—	112,381	1.02%
Robert E. Irelan	18,167	—	18,167	*
Patrick M. Murray	59,380	—	59,380	*
All current directors and executive officers as a group of nine persons	641,201	1,183,600	1,824,801

*	Represents less than one percent of our outstanding common stock.
(1)	This number does not include common stock that our directors or officers have a right to acquire within 60 days of December 31, 2016.
(2)	Percentages are based on 11,042,933 shares of common stock outstanding on December 31, 2016.
(3)	Percentages have been calculated assuming that the vested options have been exercised by the individual for whom the percent is being calculated.
(4)	The Number of Shares Beneficially Owned and Total Beneficial Ownership columns include a deduction of 179 shares by domestic relations order not previously reported.
(5)	The Number of Shares Beneficially Owned and Total Beneficial Ownership columns include a deduction of 375 shares by domestic relations order not previously reported.

Certain Beneficial Owners

The following table shows the beneficial owners of more than five percent of the Company’s common stock as of January 23, 2017 based on information available as of that date:

Name & Address	Aggregate Number of Shares Beneficially Owned (1)	Percent of Shares Outstanding (2)	Report Date	Source

Alta Fundamental Advisors LLC, Jeremy Carlton and Gilbert Li, 777 Third Avenue, 19th Floor New York, NY 10017	1,096,012	9.93%	2/14/2017	Sch. 13G
Nut Tree Capital Management, LP, Nut Tree Capital Management GP, LLC and Jared R. Nussbaum, Two Penn Plaza, 24th Floor, New York, New York, 10121	1,100,000	9.96%	2/14/2017	Sch. 13G
BLR Partners LP, BLRPart, LP, BLRGP Inc., Fondren Management, FMLP Inc. and Bradley Radoff, 1177 West Loop South, Suite 1625, Houston, Texas 77027	1,103,750	10.00%	10/17/2016	Sch. 13G
(1)	The stockholder has sole voting and dispositive power over the shares indicated unless otherwise disclosed.
(2)	The Company’s outstanding common shares as of December 31, 2016 were 11,042,933.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Code of Business Conduct and Ethics (the “Code”) applies to all of our directors, officers and employees. Under the Code, individuals subject to the Code and their family members must knowingly avoid owning any interest (other than nominal amounts of stock in publicly-traded companies) in any supplier or customer; consulting with, or being an employee of, any customer, lessor, lessee, contractor, supplier or competitor; purchasing from, or selling to us, assets, goods or services; or serving on the board of directors of any customer, lessor, lessee, contractor, supplier or competitor, except where full disclosure of all facts is made known to us in advance to permit us to protect our interests. Each year we require our executive officers to certify their compliance with the Code. Our Audit Committee has oversight compliance responsibilities for the Code. Exceptions to the Code are reported to the Audit Committee. Waivers of the Code for officers and directors may only be granted by the Board and waivers for employees may only be granted by the CEO and reported to the Audit Committee. No waivers of the Code were granted in 2016. In addition to the Code, each year we require our directors and executive officers to disclose in writing certain transactions and relationships and this information is used in preparing this report and the proxy statement and in making independence determinations for directors.

For the purposes of this report, the Company has the following related-party transactions to describe pursuant to Item 404(d) of  Regulation S-K:

On June 19, 2015, Harvest sold to CT Energy the 15% Note, the 9% Note and the Series C preferred stock.  Shortly after this transaction, two representatives of CT Energy, Mr. Oswaldo Cisneros and Mr. Francisco D’Agostino, were appointed to Harvest’s Board of Directors.  Mr. Cisneros is the sole owner of CT Energy and Mr. D’Agostino is a controlling equity owner of CT Energia.  For more information about the sale of these securities, see Item 1. Business – Sale of Securities to CT Energy.

On October 7, 2016, Harvest sold all of its Venezuela interests to Delta Petroleum, a designee of CT Energy pursuant to the Share Purchase Agreement.  This transaction was approved by an independent special committee of the Board.  Following the sale, Messrs. Cisneros and D’Agostino resigned from the Board.  For more information about the sale of Harvest’s Venezuela interests, see Item 1. Business – Sale of Securities to CT Energy.

DIRECTOR INDEPENDENCE

Of our current five directors, four have been affirmatively determined by the Board to be independent, including our non-executive Chairman of the Board. The directors our Board has determined to be independent are Stephen D. Chesebro’, Robert E. Irelan, Edgard Leal and Patrick M. Murray. The Board’s determination of independence is based upon the standards set forth in its Guidelines for Corporate Governance, which may be found under the Corporate Governance section on our website at http://www.harvestnr.com. The Guidelines for Corporate Governance include the New York Stock Exchange independence standards. In making its determination of independence, the Board took into account responses of the directors to questions concerning their employment history, compensation, affiliations and family and other relationships.

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

The following is a summary of the fees for professional services rendered by BDO and UHY for each of the years ended December 31, 2016 and 2015.

Fees	2016	2015
	BDO	BDO	UHY
Audit	$990,415	$1,058,355	$—
Audit related fees	—	35,000	11,450
Total	$990,415	$1,093,355	$11,450

Audit Fees.    The aggregate fees billed by BDO and UHY for each of the last two fiscal years for professional services rendered in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided by them in connection with statutory and regulatory filings or engagements for the year ending on December 31.

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

2.3

Sale and Purchase Agreement, dated as of December 21, 2016, between the Company, HNR Energia, B.V., and BW Energy Gabon Pte. Ltd. (incorporated by reference to our Form 8-K filed with the SEC on December 28, 2016).

2.4	Plan of Complete Liquidation, Dissolution, Winding Up and Distribution (incorporated by reference in Appendix F of our Definitive Proxy Statement, filed with the SEC on January 23, 2017).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on November 9, 2010).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 29, 2015).
3.1.2	Certificate of Designation of Series C Preferred Stock of the Company filed with the SEC on June 19, 2015 (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
3.1.3	Certificate of Elimination of Preferred Stock, Series C of Harvest Natural Resources, Inc. dated February 19, 2016 (incorporated by reference to our form 8-K filed with the SEC on February 19, 2016.
3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-K filed with the SEC on November 7, 2016).
3.2	Restated Bylaws as of May 15, 2015 (incorporated by reference to our Form 8-K filed with the SEC on May 15, 2015).
3.3	Certificate of Designations of Series D Preferred Stock of Harvest Natural Resources, Inc. (incorporated by reference to our Form 8-K filed with the SEC on February 21, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-K filed with the SEC on March 17, 2008).
4.2

Third Amended and Restated Rights Agreement, dated as of August 23, 2007, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 99.3 to our Form 8-A12G filed with the SEC on October 23, 2007).

4.2.1

Amendment to Third Amended and Restated Rights Agreement, dated as of October 28, 2010, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on October 29, 2010).

4.2.2

Second Amendment to Third Amended and Restated Rights Agreement, dated as of February 1, 2013, between the Company and Wells Fargo Bank, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on February 4, 2013).

4.2.3

Third Amendment to Third Amended and Restated Rights Agreement, dated as of April 24, 2015, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to our Form 8-K filed with the SEC on April 24, 2015).

4.2.4

Fourth Amendment to Third Amended and Restated Rights Agreement, dated as of June 19, 2015, between the Company and Wells Fargo Bank, N.A., as rights agent (incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 22, 2015).

4.3

Indenture (including Form of Note), dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on October 15, 2012).

4.4

Warrant Agreement (including Form of Warrant), dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Warrant Agent (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on October 15, 2012).

4.5	Common Stock Purchase Warrant, dated as of June 19, 2015, issued to CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.5.1

First Amendment to Harvest Natural Resources, Inc. Common Stock Purchase Warrant, dated as of September 8, 2016, between the Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on September 14, 2016).

4.6

Rights Agreement, dated as of February 17, 2017, by and between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to our Form 8-K filed with the SEC on February 21, 2017).

10.1†	2001 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed with the SEC on April 9, 2002).
10.2†	Harvest Natural Resources 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed with the SEC on May 25, 2004).
10.3†	Form of 2004 Long Term Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our Form 10-K filed with the SEC on February 23, 2005).
10.4†

Form of Indemnification Agreement between the Company and each Director and Executive Officer of the Company (incorporated by reference to Exhibit 10.19 to our Form 10-K filed with the SEC on February 23, 2005).

10.5†	Harvest Natural Resources 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8 filed with the SEC on June 1, 2006).
10.5.1†	Amendment to Harvest Natural Resources 2006 Long Term Incentive Plan adopted July 19, 2006 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on May 3, 2007).
10.6†	Form of 2006 Long Term Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on August 9, 2006).
10.7†	Form of 2006 Long Term Incentive Plan Stock Option Agreement – Five Year Vesting, Seven Year Term (incorporated by reference to Exhibit 10.33 to our Form 10-K filed with the SEC on March 13, 2007).
10.8†	Stock Unit Award Agreement dated March 2, 2006 between the Company and James A. Edmiston (incorporated by reference to Exhibit 10.6 to our Form 10-Q filed with the SEC on August 9, 2006).
10.9†	2010 Long Term Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 9, 2010).
10.9.1†	2010 Long Term Incentive Plan, as amended and Restated, adopted June 27, 2013 (incorporated by reference to Exhibit 10.1 to our form 10-Q filed with the SEC on November 12, 2013)
10.9.2†	Amendment to the 2010 Long Term Incentive Plan, adopted September 9, 2015 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 9, 2015).
10.10†	Form of 2010 Long Term Incentive Plan Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on August 9, 2010).
10.11†	Form of 2010 Long Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed with the SEC on August 9, 2010).
10.12†	Form of 2010 Long Term Incentive Plan Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.30 to our Form 10-K filed with the SEC on March 15, 2012).
10.13†	Employment Agreement dated January 1, 2009 between the Company and Karl L. Nesselrode (incorporated by reference to Exhibit 10.30 to our Form 10-K filed with the SEC on March 15, 2012).
10.14†	Employment Agreement dated January 1, 2009 between the Company and Keith L. Head (incorporated by reference to Exhibit 10.32 to our Form 10-K filed with the SEC on March 15, 2012).
10.15†	Employment Agreement dated January 1, 2009 between the Company and Stephen C. Haynes (incorporated by reference to Exhibit 10.33 to our Form 10-K filed with the SEC on March 15, 2012).
10.16†	Employment Agreement dated May 31, 2008 between the Company and Robert Speirs (incorporated by reference to Exhibit 10.34 to our Form 10-K filed with the SEC on March 15, 2012).
10.17†	Employment Agreement dated January 1, 2009 between Harvest Natural Resources, Inc. and James A. Edmiston. (Incorporated by reference to Exhibit 10.31 to our Form 10-K filed on March 15, 2012).
10.18†	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 4, 2009).
10.19†	Form of Director Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed with the SEC on August 9, 2012).

10.20†	Form of Employee Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 9, 2012).
10.21†	Form of Employee Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-Q filed with the SEC on August 9, 2012).
10.22	Promissory Note dated June 3, 2015 between the Company and James A. Edmiston (incorporated by reference to our Form 8-K filed with the SEC on June 8, 2015).
10.23	Registration Rights Agreement, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.24	Management Agreement, dated June 19, 2015, between the Company, HNR Finance B.V., and CT Energia Holding Ltd. (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.25	Investor Voting Agreement, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.26

Security Agreement, dated June 19, 2015, by and among the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of CT Energy Holding SRL (incorporated by reference to our Form 10-Q filed with the SEC on August 7, 2015).

10.27

Guaranty Agreement, dated June 19, 2015, by and among the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of CT Energy Holding SRL (incorporated by reference to our Form 10-Q filed with the SEC on August 7, 2015).

10.28

15% Non-Convertible Senior Secured Promissory Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).

10.28.1

First Amendment to 15% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of December 31, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

10.28.2

Second Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of April 1, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on April 7, 2016).

10.28.3

Third Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of May 3, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on May 9, 2016).

10.29	9% Convertible Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.30	15% Additional Draw Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.31

11.0% Senior Unsecured Promissory Note Due 2019, dated January 4, 2016, executed Delta Petroleum N.V. and payable to HNR Energia B.V. (incorporated by reference to our Form 8-K filed with the SEC on October 13, 2016).

10.32

Settlement Agreement, dated as of September 8, 2016, among Petroandina Resources Corporation N.V., Harvest Natural Resources, Inc., HNR Energia B.V. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on September 14, 2016).

10.33

11.0% Promissory Note Due April 7, 2017, dated October 7, 2016, executed by CT Energia Holding Ltd. and payable to HNR Finance B.V. (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

10.34	Guarantee, dated as of December 21, 2016, made by BW Offshore Singapore Pte. Ltd in favor of HNR Energia B.V. (incorporated by reference to our Form 8-K filed with the SEC on December 28, 2016).
21.1*	List of subsidiaries
23.1*	Consent of BDO USA, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350
32.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*   Filed herewith.

^   Furnished herewith.

†   Identifies management contracts or compensating plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) and (b) of Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Harvest Natural Resources, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Harvest Natural Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harvest Natural Resources, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, on February 23, 2017, the Company’s stockholders approved the dissolution and liquidation of Harvest Natural Resources, Inc.  Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

Houston, Texas

March 6, 2017

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,376	$2,505
Accounts receivable	37	2,458
Note receivable	12,000	—
Accrued interest receivable	306	—
Assets associated with discontinued operations	—	10,444
Prepaid expenses and other	687	811
TOTAL CURRENT ASSETS	76,406	16,218
PROPERTY AND EQUIPMENT:
Oil and natural gas properties (successful efforts method), net	29,798	31,006
Other administrative property, net	748	439
TOTAL PROPERTY AND EQUIPMENT, net	30,546	31,445
OTHER ASSETS, net of allowance for $0.7 million (2016 and 2015)	145	118
TOTAL ASSETS	$107,097	$47,781
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$832	$365
Accrued expenses	6,966	2,991
Liabilities associated with discontinued operations	—	7,177
TOTAL CURRENT LIABILITIES	7,798	10,533
LONG-TERM DEFERRED TAX LIABILITIES, net	100	—
OTHER LONG-TERM LIABILITIES	—	42
TOTAL LIABILITIES	7,898	10,575
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, par value $0.01 per share; shares authorized 37,500 (2016 and 2015); shares issued 14,890 shares (2016) and 14,497 shares (2015); shares outstanding 11,043 shares (2016) and 12,854 shares (2015)	149	145
Additional paid-in capital	306,589	302,708
Accumulated loss	(133,207)	(199,778)
Treasury stock, at cost, 3,847 shares (2016) and 1,643 shares (2015)	(74,332)	(66,316)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	99,199	36,759
NONCONTROLLING INTEREST OWNERS	—	447
TOTAL EQUITY	99,199	37,206
TOTAL LIABILITIES AND EQUITY	$107,097	$47,781

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015

EXPENSES:
Depreciation and amortization	$51	$87
Exploration expense	2,361	3,900
Impairment expense - unproved property costs and oilfield inventories	1,452	24,178
General and administrative	17,409	15,958
	21,273	44,123
LOSS FROM OPERATIONS	(21,273)	(44,123)
OTHER NON-OPERATING INCOME (EXPENSE):
Investment earnings and other	320	423
Transaction costs associated with the potential sale of Harvest Dussafu	(1,427)	—
	(1,107)	423
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(22,380)	(43,700)
INCOME TAX EXPENSE (BENEFIT)	100	(16,450)
LOSS FROM CONTINUING OPERATIONS	(22,480)	(27,250)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	85,778	(153,407)
NET INCOME (LOSS)	63,298	(180,657)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST OWNERS	(3,273)	(82,087)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HARVEST	$66,571	$(98,570)

INCOME (LOSS) PER SHARE:
Basic and dilutive income (loss) per share:
Loss from continuing operations	$(1.81)	$(2.41)
Income (loss) from discontinued operations	7.16	(6.30)
Basic and dilutive income (loss) per share	$5.35	$(8.71)

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Losses	Treasury Stock	Non- Controlling Interests	Total Equity
Balance at January 1, 2015	12,330	$123	$281,127	$(101,208)	$(66,316)	$79,152	$192,878
Issuance of common shares:
Employee stock-based compensation	—	—	2,271	—	—	—	2,271
Purchase of treasury shares	—	—	—	—	—	—	—
Conversion of 9% Note	2,167	22	13,153	—	—	—	13,175
Contribution from noncontrolling owner of note payable and accrued interest payable	—	—	6,157	—	—	—	6,157
Contributions from noncontrolling interest owners	—	—	—	—	—	3,382	3,382
Net loss	—	—	—	(98,570)	—	(82,087)	(180,657)
Balance at December 31, 2015	14,497	$145	$302,708	$(199,778)	$(66,316)	$447	$37,206
Issuance of common shares:
Employee stock-based compensation	393	4	3,881	—	—	—	3,885
Purchase of treasury shares	—	—	—	—	(129)	—	(129)
Contributions from noncontrolling interest owners	—	—	—	—	—	1,221	1,221
Net income (loss)	—	—	—	66,571	—	(3,273)	63,298
Shares surrendered into treasury with closing of sale of Harvest Holding	—	—	—	—	(7,887)	—	(7,887)
Elimination of noncontrolling owners interest with sale of Harvest Holding	—	—	—	—	—	1,605	1,605
Balance at December 31, 2016	14,890	$149	$306,589	$(133,207)	$(74,332)	$—	$99,199

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66,571	$(98,570)
(Income) loss from discontinued operations, net of income taxes and noncontrolling interest	(89,051)	71,320
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	87
Impairment expense - unproved property costs and oilfield inventories	1,452	24,178
Allowance for long-term receivable	—	734
Share-based compensation-related charges	3,977	1,534
Deferred income tax	100	(14,700)
Changes in operating assets and liabilities:
Accounts receivable	2,421	(1,764)
Accrued interest receivable	(306)	—
Prepaid expenses and other	124	(470)
Other assets	(27)	201
Accounts payable	467	(1,306)
Accrued expenses	2,347	(605)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(11,874)	(19,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net	(672)	(1,285)
NET CASH USED IN INVESTING ACTIVITIES	(672)	(1,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock	(129)	—
NET CASH USED IN FINANCING ACTIVITIES	(129)	—
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities from discontinued operations	(4,601)	(4,531)
Cash provided by (used in) investing activities from discontinued operations	65,926	(4,794)
Cash provided by financing activities from discontinued operations	12,221	26,338
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	73,546	17,013

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,871	(3,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,505	6,138
CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,376	$2,505

See accompanying notes to consolidated financial statements.

	Year Ended December 31,

	2016	2015
Supplemental Cash Flow Information:	(in thousands)
Continuing Operations:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	8	6
Discontinued Operations:
Cash paid during the year for interest	447	1,547

Supplemental Schedule of Noncash Investing and Financing Activities:
Continuing Operations:
Increase in current liabilities related to additions of property and equipment	$(68)	$(30)
Increase in note receivable related to sale of Harvest Holding	(12,000)	—
Discontinued Operations:
Decrease in current liabilities related to additions of property and equipment	$23	$—
Accrued interest paid in-kind	2,704	—
Increase in 15% Note related to change in embedded derivative asset	3,140	—
Decrease in debt due to cancellation of 15% Note and Additional Draw Notes	(17,817)	—
Increase in shares surrendered into treasury with closing of sale of Harvest Holding	7,887	—
Increase in Stockholders' Equity from forgiveness of note payable and accrued interest - related party	—	6,157
Issuance of common stock from conversion of 9% Convertible Senior Secured Note	—	13,175

See accompanying notes to consolidated financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization

Harvest Natural Resources, Inc. (“Harvest”, the “Company”, “we”, “us”, or “our”) is an independent energy company engaged in the acquisition, exploration, development, production and disposition of oil and natural gas properties since 1988, when it was incorporated under Delaware law.   We hold exploration and exploitation acreage offshore of the Republic of Gabon (“Gabon”) through the Dussafu Marin Permit (“Dussafu PSC”). See Note 8 – Gabon.

We owned and had developed significant interests in Venezuela until October 2016, when we sold these interests.  For more information about the sale of our Venezuela interests, see Sale of Venezuela Interests, below.

On February 23, 2017, our stockholders approved a proposal to sell our Gabon interests under a Sale and Purchase Agreement with BW Energy Gabon Pte. Ltd., a private Singapore company (“BW Energy”).  For more information about the proposed sale of our Gabon interests, see Proposed Sale of Gabon Interests, below.  Also on February 23, 2017, our stockholders approved the complete dissolution and liquidation of Harvest Natural Resources, Inc.  For more information about the proposed dissolution and liquidation, see Proposed Dissolution and Liquidation, below.

Proposed Dissolution and Liquidation

Following the successful sale of our Venezuelan interests in October 2016 and in light of the proposed sale of our Gabon interests, our board of directors (the “Board”) considered dissolution and liquidation as a possible alternative.  On January 12,  2017, the Board unanimously determined that the dissolution and liquidation of Harvest was advisable, authorized the dissolution and liquidation and recommended that the proposed complete dissolution be submitted to a vote of Harvest’s stockholders.  Our Board also adopted a plan of complete dissolution, liquidation, winding up and distribution (the “Plan of Dissolution”) on this date.  Harvest’s stockholders approved the proposed dissolution and liquidation at the special meeting on February 23, 2017.

For more information about the proposed dissolution and liquidation, see Note 18 – Plan of Dissolution.

Proposed Sale of Gabon Interests

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia B.V. (“HNR Energia”), entered into a Sale and Purchase Agreement with BW Energy to sell all of Harvest's oil and gas interests in Gabon.

Under the terms of the Sale and Purchase Agreement, BW Energy will acquire HNR Energia's 100 percent interest in Harvest Dussafu B.V., which owns a 66.667 percent interest in the Dussafu production sharing contract.  BW Energy will pay HNR Energia $32.0 million in cash for the interest, subject to certain adjustments.  BW Offshore Singapore Pte. Ltd, an affiliate of BW Energy and BW Offshore Limited, a global provider of floating production services to the oil and gas industry, has guaranteed the obligations of BW Energy under the Sale and Purchase Agreement.

At the closing of the transaction, $2.5 million of the $32.0 million purchase price will be deposited in escrow, to be held for up to six months to satisfy any post-closing claims the purchaser may have for any breaches of warranties made by Harvest and HNR Energia under the Sale and Purchase Agreement.

Reverse Stock Split

After the market closed on November 3, 2016, the Company completed a one-for-four reverse split of its issued and outstanding common stock.  In connection with the reverse stock split, the Company amended its amended and restated certificate of incorporation to reduce the authorized number of shares of common stock from 150,000,000 to 37,500,000.  The Company’s common stock began trading on a split-adjusted basis at market open on November 4, 2016.  All share, warrants, options, restricted stock, stock appreciation rights, restricted stock units and per share amounts in these consolidated financial statements are reported on a post-split basis.

Sale of Venezuela Interests

On October 7, 2016, Harvest completed the sale of all of its interests in Venezuela.  The sale occurred pursuant to a June 29, 2016 share purchase agreement (the “Share Purchase Agreement”), under which HNR Energia sold its 51 percent interest in Harvest-Vinccler Dutch Holding B.V., a Netherlands company (“Harvest Holding”), to Delta Petroleum N.V., a limited liability company organized under the laws of Curacao (“Delta Petroleum”).  Harvest Holding indirectly owned a 40% interest in Petrodelta S.A. (“Petrodelta”), through which all of the Company’s interests in Venezuela were owned.  As a result of the sale, Harvest Holding’s effect on results of operations and other items directly related to the sale have been reported as discontinued operations.  See Note 5 – Dispositions and Discontinued Operations for further information.

Delta Petroleum is an affiliate of CT Energy Holding SRL, a private investment firm organized as a Barbados Society with Restricted Liability (“CT Energy”), which assigned all of its rights and obligations under the Share Purchase Agreement to Delta Petroleum on September 26, 2016.  We have no control or ownership interest in Delta Petroleum.  For more information about CT Energy, see Sale of Securities to CT Energy, below.

At the closing, the Company received consideration consisting of:

•	$69.4 million in cash paid after various closing adjustments;
•

an 11% non-convertible senior promissory note payable by Delta Petroleum to HNR Energia six months from the closing date in the principal amount of $12.0 million, guaranteed by the sole member and sole equity-holder of Delta Petroleum (the “11% Note”);

•	the return of all of the Company’s common stock owned by CT Energy, consisting of 2,166,900 shares to be held by the Company as treasury shares;
•	the cancellation of $30.0 million in outstanding principal under the 15% Note (as defined below under Sale of Securities to CT Energy);
•	the cancellation of the CT Warrant (as defined below under Sale of Securities to CT Energy).

To fund Harvest’s transaction expenses and operations until the closing under the Share Purchase Agreement, CT Energy had loaned Harvest $2.0 million on each of June 21, 2016, July 20, 2016, August 24, 2016 and September 21, 2016 under the Additional Draw Note. At the closing, the outstanding principal and accrued interest totaling $38.9 million and $1.4 million, respectively, under both the 15% Note and the Additional Draw Note (as defined below under Sale of Securities to CT Energy), were repaid, net of withholding tax and the 15% Note and Additional Draw Note were terminated.  The $69.4 million in cash referenced above is after $10.6 million of adjustments.

The relationship between the Company and CT Energy effectively terminated upon the closing under the Share Purchase Agreement.  In addition to the termination or relinquishment of all Company securities held by CT Energy, Oswaldo Cisneros and Alberto Sosa resigned as CT Energy’s non-independent designees to the Company’s board of directors.  Additionally, the Securities Purchase Agreement (as defined below) and certain agreements related to the Securities Purchase Agreement, including the Management Agreement (as defined below) terminated.  Finally, all liens securing Company debt formerly owed to CT Energy were released at the closing.  Upon the closing, the Company’s primary assets were cash from the proceeds of the transaction and the Company’s oil and gas interests in Gabon.  For more information regarding our prior relationship with CT Energy, see Sale of Securities to CT Energy, below.

Sale of Securities to CT Energy

On June 19, 2015, the Company and certain of its domestic subsidiaries entered into a securities purchase agreement (the “Securities Purchase Agreement”) with CT Energy, under which CT Energy purchased certain securities of the Company and acquired certain governance rights.  Harvest immediately received gross proceeds of $32.2 million from the sale of the securities.

Key terms of the transaction include:

•	The Company issued a $25.2 million, five year, 15.0% non-convertible senior secured promissory note (the “15% Note”).
•

The Company issued a $7.0 million, five year, 9.0% convertible senior secured note (the “9% Note”). The 9% Note and associated accrued interest of $0.1 million was converted into 2,166,900 shares of Harvest common stock at a conversion price of $3.28 per share on September 15, 2015.

•

The Company issued a warrant to purchase up to 8,517,705 shares of Harvest's common stock at an initial exercise price of $5.00 per share  (the “CT Warrant”), subject to certain conditions set forth in the CT Warrant.

•

The Company issued a five-year 15.0% non-convertible senior secured note (the “Additional Draw Note”), under which CT Energy could elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction.

•	CT Energy was granted certain governance rights in the transaction, including the right to appoint specified directors.
•

CT Energia and the Company, entered into a Management Agreement (the “Management Agreement”), under which CT Energia and its representatives provided management services with respect to the operations of the Company’s business as it relates to Petrodelta and Venezuela generally.

Upon the October 7, 2016 closing of the sale of all of the Company’s Venezuelan interests to an affiliate of CT Energy, the securities sold to CT Energy under the Securities Purchase Agreement, as well as CT Energy’s governance rights, the Securities Purchase Agreement, the Management Agreement and the Company’s relationship with CT Energy, generally, were terminated.  See Sale of Venezuela Interests, above, for more information.

CT Energia Note

On January 4, 2016, HNR Finance, B.V. (“HNR Finance”) provided a loan to CT Energia of $5.2 million under an 11.0% promissory note due 2019 (the “CT Energia Note”).  The purpose of the loan was to provide CT Energia with collateral to obtain funds for one or more loans to Petrodelta, which is 40% owned by HNR Finance.  HNR Finance’s sole recourse for payment of the principal amount of the loan was the payments of principal and interest from loans that CT Energia has made to Petrodelta.    The source of funds for HNR Finance’s $5.2 million loan to CT Energia was a capital contribution from Harvest Holding, which, in return, received the same aggregate amount of capital contributions from its shareholders, pro rata according to their equity interests in Harvest Holding. Of that aggregate amount of capital contributions, HNR Energia contributed $2.6 million, which was a capital contribution from Harvest.

During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the CT Energia Note due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will not be collected.  As discussed above under Share Purchase Agreement, the Company sold its 51 percent interest in Harvest Holding, the parent company of HNR Finance, which holds the CT Energia Note), to an affiliate of CT Energy on October 7, 2016.

Note 2 – Liquidity

Our primary assets are cash and our oil and gas interests in Gabon.  We entered into an agreement to sell our oil and gas interests in Gabon; however, there can be no assurances that the signing of an agreement will lead to closing on the transaction.  On January 12, 2017, our Board further adopted the Plan of Dissolution. See Note 18 – Plan of Dissolution for further information.  We expect the cash on hand from the net proceeds from the sale of our Venezuelan interests on October 7, 2016 will be adequate to meet our short-term liquidity requirements for dissolution of the Company, which include payment of certain severance costs, tax obligations related to both the sale of Harvest Holding and potential sale of Harvest Dussafu, future liquidations distributions and ongoing general and administrative expenses.

Upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding, the Company received, among other consideration, $69.4 million in net cash proceeds and a $12.0 million note payable from Delta Petroleum, due six months after closing.   A portion of the proceeds from the sale have been and will be used to pay certain severance costs, to pay tax obligations related to the sale, to fund any potential future dividends declared and to maintain ongoing general operating and administrative expenses.  The 15% Note and Additional Draw Notes were extinguished upon the closing of the October 7, 2016 sale.

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

Reclassifications

Certain reclassifications related to discontinued operations have been made to prior period amounts to conform to the current period presentation.  These reclassifications did not affect our consolidated financial results.

Investment in Petrodelta

During 2015 and 2016 through October 7, 2016 sale of our interests in Venezuela, we accounted for the investment in Petrodelta under Accounting Standards Codification (“ASC”) 325 – Investments – Other (the “cost method”).  Under the cost method we did not recognize any equity in earnings from the investment in Petrodelta in our results of operations, but would have recognized cash dividends in the period they had dividends been received.

As of December 31, 2015, we fully impaired the carrying value of the investment in Petrodelta based on the facts and circumstances and, effective with the October 7, 2016 closing of the CT Energy transaction, we no longer have an ownership interest in Petrodelta.  See Note 1 – Organization – Sale of Venezuela Interests for further information.

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

Restricted Cash

Restricted cash is classified as current or non-current based on the terms of the agreement. There was no restricted cash as of December 31, 2016 and 2015.

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

Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable, note receivable, notes payable and derivative financial instruments. We maintain cash and cash equivalents in bank deposit accounts with commercial banks with high credit ratings, which, at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts and note receivable are limited due the nature of our receivables, which include primarily joint venture partner’s receivable, and income tax receivable in 2015 and the note receivable related to the sale of Harvest Holding in 2016. In the normal course of business, collateral is not required for financial instruments with credit risk.

Property and Equipment

The major components of property and equipment are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Unproved property costs - Dussafu PSC	$28,244	$28,000
Oilfield inventories	1,554	3,006
Other administrative property	1,693	1,922
Total property and equipment	31,491	32,928
Accumulated depreciation	(945)	(1,483)
Total property and equipment, net	$30,546	$31,445

Property and equipment are stated at cost less accumulated depreciation. Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of property and equipment, net of the related accumulated depreciation is removed and, if appropriate, gains or losses are recognized in investment earnings and other. We did not record any depletion expense in the years ended December 31, 2016 and 2015 as there were no production related to proved oil and natural gas properties.

We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that proved reserves, as that term is defined in Securities and Exchange Commission (“SEC”) regulations, have not been discovered, capitalized costs associated with the drilling of the exploratory well are charged to expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and natural gas is produced. During the years ended December 31, 2016 and 2015, we expensed no dry hole costs.

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

Proved oil and natural gas properties are reviewed for impairment at a level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and natural gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess of the property’s carrying amount over its estimated fair value, which is generally based on discounted future net cash flows. We did not have any proved oil and natural gas properties in 2016 and 2015.

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

During the year ended December 31, 2016, we recorded impairment expense related to our Dussafu Project in Gabon of $1.5 million for oilfield inventories. During the year ended December 31, 2015, we recorded impairment expense related to and our Dussafu Project of $24.2 million (including $1.0 million in oilfield inventories).

Other Administrative Property

Furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the year ended December 31, 2016, depreciation expense in continuing operations was $0.1 million ($0.1 million for the year ended December 31, 2015).

Other Assets

Other Assets at December 31, 2016 and 2015 primarily include deposits.  During 2015 we fully reserved the blocked payment related to our drilling operations in Gabon in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) See Note 13 – Commitments and Contingencies.   We recorded an allowance for doubtful accounts of $0.7 million and the remaining balance of the blocked payment was reclassified to a receivable from our joint venture partners for $0.4 million in December 2015.

Capitalized Interest

We capitalize interest costs for qualifying oil and natural gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur. The average additions for the period are used in the interest capitalization calculation. During the years ended December 31, 2016 and 2015, we did not record capitalized interest costs for qualifying oil and natural gas property additions related to Gabon.

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

The estimated fair value of cash and cash equivalents, accounts receivable, note receivable and accrued expenses approximates their carrying value due to their short-term nature.  The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015.  During the year ended December 31,  2015, we impaired the carrying value of our Dussafu project in Gabon by $23.2 million.  During the year ended December 31, 2015, we impaired the carrying value of our investment in affiliate by $164.7 million.  During the year ended December 31, 2015 we impaired the oilfield inventories related to the Dussafu project for $1.0 million.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
SARs liability	$—	$1,903	$—	$1,903
	$—	$1,903	$—	$1,903

	As of December 31, 2015

	Level 1	Level 2	Level 3	Total
	(in thousands)
Non recurring
Assets:
Oilfield inventories	$—	$—	$3,006	$3,006
Dussafu PSC - unproved property costs	$—	$—	$28,000	$28,000
	$—	$—	$31,006	$31,006

Recurring
Assets:
Embedded derivative asset (a)	$—	$—	$5,010	$5,010
	$—	$—	$5,010	$5,010

Liabilities:
SARs liability	$—	$46	$50	$96
RSUs liability	—	174	—	174
Warrant derivative liability (a)	—	—	5,503	5,503
	$—	$220	$5,553	$5,773

(a)	Included in assets and liabilities associated with discontinued operations. See Note 5 – Dispositions and Discontinued Operations for further information.

As of December 31, 2016, the fair value of our liability awards of $1.9 million was included in accrued liabilities for our SARs.  As of December 31, 2015, the fair value of our liability awards of $0.3 million was included in accrued liabilities ($0.1 million for our SARs) with the remaining $0.2 million fair value of our RSU liability being included in long-term liabilities.

Derivative Financial Instruments

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value liabilities and their placement within the fair value hierarchy levels. See Note 12 – Warrant Derivative Liability for a description and discussion of our warrant derivative liability as well as a description of the valuation models and inputs used to calculate the fair value.  See Note 11 – Debt and Financing for a description and discussion of our embedded derivatives related to our 9% Note and 15% Note as well as a description of the valuation models and inputs used to calculate the fair value.  All of our embedded derivatives and warrants, which were cancelled with the October 7, 2016 sale of Harvest Holding, were classified as Level 3 within the fair value hierarchy.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Year Ended December 31,
	2016	2015

	(in thousands)
Financial assets - embedded derivative asset (a):
Beginning balance	$5,010	$—
Additions	3,139	2,504
Deletions	(10,561)	—
Change in fair value	2,412	2,506
Ending balance	$—	$5,010

	Year Ended December 31,
	2016	2015

	(in thousands)
Financial liabilities - warrant derivative liability (a):
Beginning balance	$5,503	$—
Additions	—	40,013
Deletions	(14,879)	—
Change in fair value	9,376	(34,510)
Ending balance	$—	$5,503

(a)	Included in assets and liabilities associated with discontinued operations. See Note 5 – Dispositions and Discontinued Operations for further information. See Note11 – Debt and Financing – 9% Note.
•

	Year Ended December 31,
	2016	2015

	(in thousands)
Financial liabilities - stock appreciation rights
Beginning balance	$50	$—
Change in fair value	236	50
Transfers	(286)	—
Ending balance	$—	$50

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer. Transfers between levels can be due to changes in the observability of significant inputs. A Level 3 to a Level 2 transfer occurred during the year ended December 31, 2016. On October 7, 2016, with the sale of Harvest Holding, all SARs vested.  The Level 3 SARs transferred to a Level 2 liability.  The vesting of the Level 3 SARs meant they no longer had a dual trigger time of vesting or a market performance condition.  See Note 15 – Stock-Based Compensations and Stock Purchase Plans for further information.  During the year ended December 31, 2015, no transfers were made between Level 1, Level 2 and Level 3 liabilities or assets.

Share-Based Compensation

We use the fair value based method of accounting for share-based compensation.  To fair value the long-term incentive awards issued in 2015 with a market condition, a Monte Carlo simulation was utilized.   Stock Options and SARS issued without a market condition are measured at fair-value using a Black-Scholes option pricing model.  Restricted stock and RSUs issued without a market condition are measured at their fair values.  On October 7, 2016, with the closing of the sale of HVDH, all long-term incentive awards vested.  With the vesting of the long-term incentive awards, the market condition related to certain 2015 long-term incentive awards no longer existed and all awards could be measured at fair value using the same methods as the incentive awards issued without market conditions.  For more information about our share-based compensation, the fair value of these awards, and the additional market condition.   See Note 15 – Stock-Based Compensations and Stock Purchase Plans.

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

Since December 31, 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings would be permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2015, the deferred tax liability provided on such earnings had been reduced to zero due to the impairment of the underlying book investment in Petrodelta.  With the sale of Harvest Holding and the anticipated dissolution of our subsidiary HNR Energia BV under the Company’s Plan of Dissolution, we recorded a deferred tax liability of $0.1 million as of December 31, 2016 on the historical earnings and profits of HNR Energia that would be repatriated to the U.S. as taxable income on that entity’s liquidation.

As the conversion feature of the 9% Note was reasonably expected to be exercised at the time of the note’s issuance due to the conversion price being in-the-money, the interest on the 9% Note paid upon its conversion is non-deductible to the Company under Internal Revenue Code (“IRC”) Section 163(l).  The 15% Note was issued, for income tax purposes, with original issue discount (“OID”).  OID generally is deductible for income tax purposes.  However, if the debt instrument constitutes an “applicable high-yield discount obligation” (“AHYDO”) within the meaning of IRC Section 163(i)(1), then a portion of the OID likely would be non-deductible pursuant to IRC Section 163(e)(5).  Our analysis of the 15% Note is that the note is an AHYDO; consequently, the OID has been treated as non-deductible for income tax purposes.

Valuation and Qualifying Accounts

Our valuation and qualifying accounts are comprised of the deferred tax valuation allowance, investment valuation allowance and Value-Added Tax (“VAT”) receivable valuation allowance. Balances and changes in these accounts are, in thousands:

		Additions
	Balance at Beginning of Year	Charged to Income	Other	Deductions From Reserves Credited to Income	Balance at End of Year
	(in thousands)
Year ended December 31, 2016
Amounts deducted from applicable assets in continuing operations
Deferred tax valuation allowance	$88,880	$—	$(16,913)	$—	$71,967
Investment valuation allowance	1,350	—	—	—	1,350
Year ended December 31, 2015
Amounts deducted from applicable assets in continuing operations
Deferred tax valuation allowance	$84,558	$—	$4,322	$—	$88,880
Investment valuation allowance	1,350	—	—	—	1,350
VAT valuation allowance (b)	2,792	—	(2,792)	—	—

(a)

Valuation allowance for the VAT receivable associated with Harvest Budong.  On May 4, 2015, the Company sold the shares of Harvest Budong-Budong B.V. to Stockbridge Capital Limited and the rights to the VAT receivable went with the entity to the buyer.

		Additions
	Balance at Beginning of Year	Charged to Income	Other	Deductions From Reserves Credited to Income	Balance at End of Year
	(in thousands)
Year ended December 31, 2016
Amounts deducted from applicable assets in discontinued operations
Deferred tax valuation allowance	$137,039	$—	$145	$—	$137,184
Reserve for notes receivable related party	—	5,160	(5,160)	—	—
Long-term receivable - investment in affiliate (a)	13,753	—	(13,753)	—	—
Year ended December 31, 2015
Amounts deducted from applicable assets in discontinued operations
Deferred tax valuation allowance	$97,347	$—	$39,692	$—	$137,039
Long-term receivable - investment in affiliate (a)	13,753	—	—	—	13,753

(a)	Relates to a dividend receivable of $12.2 million and $1.6 million of long-term receivable due from our investment in affiliate.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”.  It is expected to be effective for periods beginning after December 15, 2018 for public entities.  Early application is permitted.  Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (1) Financing leases, similar to capital leases, will require the recognition of an asset and liability, measured at the present value of the lease payments.  Interest on the liability will be recognized separately from amortization of the asset.  Principal repayments will be classified as financing outflows and payments of interest as operating outflows on the statement of cash flows.  (2) Operating leases will also require the recognition of an asset and liability measured at the present value of the lease payments.  A single lease cost, consisting of interest on the obligation and amortization of the asset, calculated such that the amortization of the asset will increase as the interest amount decreases resulting in a straight-line recognition of lease expense.  All cash outflows will be classified as operating on the statement of cash flows.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows since we have no material operating or financing leases.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815: Contingent Put and Call Options in Debt Instruments)”.  This amendment addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments that are clearly and closely related to the debt hosts.  This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative.  The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with the specific four-step decision sequence. This means entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment.  Only the resulting settlement of debt is subject to the four-step decision sequence.  The amendment is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  However, if an entity early adopts the amendment in an interim period, any adjustments should be reflected as of the beginning of that fiscal year.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows since we have no contingent call (put) options.

In March 2016, the FASB issued ASU No. 2016-07, “Investments — Equity Method and Joint Ventures (Topic 323)”. This amendment simplifies the accounting for equity method of investments.  The amendment in the update eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendment requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendment in this update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendment should be applied prospectively upon the effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.  We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows since we have no equity method investments.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The new guidance is related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including our trade and partner receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date which is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model which increases the allowance when losses are probable. This change is effective for all public companies for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the provisions of this guidance and are assessing its potential impact on our financial position, results of operations, cash flows and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, or ASU 2016-15. ASU 2016-15 provides specific guidance on eight cash flow classification issues not specifically addressed by GAAP: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. ASU 2016-15 should be applied using a retrospective transition method, unless it is impracticable to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-15 but do not expect to have a significant impact on the presentation of cash receipts and cash payments within our consolidated statements of cash flows.

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

	Year Ended December 31,
	2016	2015

	(in thousands)
Loss from continuing operations	$(22,480)	$(27,250)
Income (loss) from discontinued operations, net of income taxes (a)	89,051	(71,320)
Net income (loss) attributable to Harvest	$66,571	$(98,570)
Weighted average common shares outstanding - basic and dilutive	12,432	11,322
Income (loss) per share:
Loss from continuing operations	$(1.81)	$(2.41)
Income (loss) from discontinued operations	7.16	(6.30)
Basic and dilutive income (loss) per share	$5.35	$(8.71)

(a)	Net of net income attributable to noncontrolling interest owners.

The year ended December 31, 2016 per share calculations above exclude 1.6 million options because they were in a loss position from continuing operations.   The year ended December 31, 2015 per share calculations above exclude 1.0 million options and 8.5 million warrants because we were in a net loss position from continuing operations.

Note 5 – Dispositions and Discontinued Operations

Discontinued Operations

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51 percent interest in Harvest Holding, to Delta Petroleum, pursuant to a Share Purchase Agreement. Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40% interest in Petrodelta, through which all of the Company’s interests in Venezuela were owned. Thus, under the Share Purchase Agreement, the Company sold all of its interests in Venezuela to Delta Petroleum.  As a result of the sale, Harvest Holding’s effect on results of operations and other items directly related to the sale have been reported as discontinued operations. See Note 1 – Organization – Sale of Venezuela Interests for further information.

The Company’s 51 percent interest in Harvest Holding and the assets and liabilities directly related to the sale have been reclassified to assets and liabilities associated with discontinued operations as follows:

	As of December 31,
Assets associated with discontinued operations	2016	2015

	(in thousands)
Cash and cash equivalents	$—	$5,256
Accounts receivable	—	3
Prepaid costs	—	15
Embedded derivative asset (1)	—	5,010
Deferred taxes (3)	—	120
Long-term note receivable, net	—	—
Administrative property, net	—	16
Other assets	—	24
	$—	$10,444

	As of December 31,
Liabilities associated with discontinued operations	2016	2015

	(in thousands)
Accounts payable	$—	$5
Accrued Expenses	—	341
Accrued interest payable	—	954
Other current liabilities	—	160
15% Note and Additional Draw Note, net (1)	—	214
CT Warrant liability (2)	—	5,503
	$—	$7,177

(1)	See Note 11 – Debt and Financing for further information.
(2)	See Note 12 – Warrant Derivative Liability for further information.
(3)

Net deferred tax assets for Harvest Holding at December 31, 2015 included deferred tax assets related to operating loss carryforwards and investment in affiliate, substantially offset by a valuation allowance.  The deferred tax liability recognized in prior periods was decreased during 2015 to zero due to the impairment of the Company’s remaining investment in Petrodelta.  At December 31, 2015 we had net operating losses for carryforward of $7.3 million available for up to three years from 2013.

Harvest Holding’s effect on results of operations and other items directly related to the sale have been reported in discontinued operations as follows:

	Year Ended December 31,
	2016	2015

	(in thousands)
Income (Loss) from Discontinued Operations

Depreciation	$(15)	$(21)
Reserve for note receivable - related party	(5,160)	—
Impairment of investment in affiliate	—	(164,700)
General and administrative expense	(3,291)	(3,052)
Change in fair value of warrant derivative liability	(9,376)	34,510
Change in fair value of embedded derivative asset and liabilities	2,412	4,813
Gain on sale of Harvest Holding	115,528	—
Interest expense	(4,239)	(2,958)
Loss on debt conversion	—	(1,890)
Loss on issuance of debt	—	(20,402)
Loss on extinguishment of debt	(10,274)	—
Foreign currency transaction gains	217	320
Income tax expense	(24)	(27)
Income (loss) from discontinued operations, net of income taxes	$85,778	$(153,407)
Loss attributable to noncontrolling interests	(3,273)	(82,087)
Income (loss) attributable to discontinued operations, net of income taxes	$89,051	$(71,320)

Note 6 – Investment in Affiliate

Venezuela – Petrodelta, S.A.

During 2015 and 2016 through October 7, 2016 sale of our interests in Venezuela, we accounted for the investment in Petrodelta under Accounting Standards Codification (“ASC”) 325 – Investments – Other (the “cost method”).  Under the cost method, we did not recognize any equity in earnings from the investment in Petrodelta in our results of operations, but would have recognized cash dividends in the period they had dividends been received.

Note 7 – Venezuela – Other

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51 percent interest in Harvest Holding, to Delta Petroleum, pursuant to Share Purchase Agreement.  See Note 1 – Organization –  Sale of Venezuela Interests for more information.  We have no further business interests in Venezuela.

Note 8 – Gabon

We are the operator of the Dussafu PSC, which is located offshore Gabon, with a 66.667 percent ownership.

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

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia, entered into a Sale and Purchase Agreement with BW Energy to sell all of Harvest's oil and gas interests in Gabon.

Under the terms of the Sale and Purchase Agreement, BW Energy will acquire HNR Energia's 100 percent interest in Harvest Dussafu B.V., which owns a 66.667 percent interest in the Dussafu production sharing contract.  BW Energy will pay HNR Energia

$32.0 million in cash for the interest, subject to certain adjustments.  BW Offshore Singapore Pte. Ltd, an affiliate of BW Energy and BW Offshore Limited, a global provider of floating production services to the oil and gas industry, has guaranteed the obligations of BW Energy under the Sale and Purchase Agreement.

At the closing of the transaction, $2.5 million of the $32.0 million purchase price will be deposited in escrow, to be held for up to six months to satisfy any post-closing claims the purchaser may have for any breaches of warranties made by Harvest and HNR Energia under the Sale and Purchase Agreement.  We also incurred $1.4 million in costs associated with the potential sale of our interests in Gabon reported as transaction costs associated with the potential sale of Harvest Dussafu in our results of operation for the year ended December 31, 2016.

In December 2015, the Company reassessed the carrying value of the unproved costs related to the Dussafu PSC and recorded an additional impairment of $23.2 million based on its analysis of the value of the unproved costs which considered the value of the contingent and exploration resources and the ability of the Company to develop the project given its current liquidity situation and the depressed price of crude oil.  If oil and natural gas prices continue to deteriorate or we fail to obtain adequate financing, farm-down or sell the asset, additional impairments may be required on our project.  In December 2016, the Company reassessed the carrying value of the unproved costs related to the Dussafu PSC.  Based on the terms of the contract to sell Harvest Dussafu to BW Energy, no impairment is needed.

We also reviewed the value of our oilfield inventories that are in the country of Gabon, of which the majority is steel conductor and casing.  We impaired the value of this inventory by approximately $1.0 million in 2015.  During the year ended December 31, 2016, the Company conducted an inventory analysis and based on the condition of the equipment, we lowered the value of inventory by $1.5 million.

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

Note 10 – Notes Payable to Noncontrolling Interest Owners

The noncontrolling interest owners in Harvest Holding, Oil & Gas Technology Consultants (Netherlands) Cooperatie V.A. (“Vinccler”) (owned 20 percent) and Petroandina (owned 29 percent) were both related parties of the Company prior to the sale of our interests in Venezuela on October 7, 2016.

At December 31, 2014, HNR Energia had a note payable to Vinccler of $6.1 million. Principal and interest were payable upon the maturity date of December 31, 2015.  On March 6, 2015, Vinccler forgave the note payable and accrued interest of $6.2 million.  This was reflected as a contribution to stockholders’ equity.

On June 19, 2015, the Company and certain of its domestic subsidiaries entered into a securities purchase agreement with CT Energy, under which CT Energy purchased certain securities of the Company and acquired certain governance rights including an appointment to the board of directors.  See Note 1 – Organization – Sale of Securities to CT Energy for further information.

Note 11 – Debt and Financing

On June 19, 2015, we issued the CT Warrant, 9% and 15% Notes, the Additional Draw Note and Series C preferred stock in connection with the Securities Purchase Agreement with CT Energy and received proceeds of $30.6 million, net of financing fees of $1.6 million.  We identified embedded derivative assets and derivative liabilities in the notes and determined that the CT Warrant did not meet the required conditions to qualify for equity classification and was required to be classified as a warrant liability (see Note 12 – Warrant Derivative Liability).  The estimated fair value, at issuance, of the embedded derivative asset was $2.5 million, the embedded derivative liability was $13.5 million and the warrant liability was $40.0 million.  In accordance with ASC 815, the proceeds were first allocated to the fair value of the embedded derivatives and warrants, which resulted in no value being attributable to the Series C preferred stock and the 9% and 15% Notes. As a result of the allocation, we recognized a loss on the issuance of these securities of $20.4 million in our consolidated statements of operations and comprehensive loss in discontinued operations during the year end December 31, 2015 since these financial instruments were terminated as part of the October 7, 2016 sale.

The following table summarizes the movement of our long-term debt due to related party net of discount:

	Year Ended December 31,
Long-Term Debt	2016	2015
	(in thousands)
Beginning balance - January 1, 2016 and 2015	$214	$—
Capitalization of accrued interest	2,704	—
Borrowings under the 9% and 15% Notes	3,000	32,200
Proceeds from note payable to CT Energy	—	1,300
Repayment of note payable to CT Energy	—	(1,300)
Value assigned to embedded derivative	—	(32,200)
Conversion of 9% Note, net of unamortized discount	—	(11)
Additional Draw Note borrowings	8,000	—
15% Note and Additional Draw Note - premiums	3,139	—
Accretion of discount on debt	823	225
Amortization of premium on debt	(63)	—
Cancellation of the 15% Note and Additional Draw Note with the sale of Harvest Holding	(17,817)	—
	$—	$214

(1)

Debt and financing related to the CT Energy transaction has been reclassified to liabilities associated with discontinued operations.  Please see Note 5 – Dispositions and Discontinued Operations for further information.

The face value of the 15% and 9% Notes and Additional Draw Note were recorded net of the discount related to the value allocated to the embedded derivatives and warrant.  The unamortized discount of the 15% Note immediately prior to the October 7, 2016 closing on the sale of Harvest Holding was $23.0 million ($25.0 million at December 31, 2015).   The Company accreted the discount over the life of the note using the interest method.  Total interest expense for year ended December 31, 2016 associated with the 15% Note and Additional Draw Note from CT Energy, a related party, was $4.3 million, comprised of $3.5 million related to the stated rate of interest on the note, $0.8 million related to the accretion of the discount on the debt and $(0.1) million amortization of premium on debt. Total interest expense for the year ended December 31, 2015 associated with the 15% and 9% Notes was $2.2 million, comprised of $2.0 million related to the stated rate of interest on the note and $0.2 million related to the accretion of the discount on the debt.  The interest expense associated with the 15% and 9% Notes was reported in discontinued operations.     The fair value of the 15% Note immediately prior to the October 7, 2016 closing on the sale of Harvest Holding was $13.9 million ($8.8 million December 31, 2015) calculated using a Monte Carlo simulation.

CT Energy agreed to lend Harvest $2.0 million per month for up to five months at 15% interest beginning on July 19, 2016, until the earlier of the closing under or the termination of the Share Purchase Agreement.  These loans were made under the Additional Draw Note.  See Additional Draw Note below for more information.

15% Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued the five-year, 15% Note in the aggregate principal amount of $25.2 million with interest that was compounded quarterly at a rate of 15% per annum and was payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period had not equaled or exceeded $10.00 per share, the maturity date of the 15% Note would be extended by two years and the interest rates on the 15% Note would adjust to 8.0% (the “15% Note Reset Feature”).  As described in Note 1 – Organization – Sale of Securities to CT Energy, the 15% Note was cancelled on October 7, 2016 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

On January 4, April 1, and May 3, 2016, Harvest entered into first, second and third amendments, respectively, to the 15% Note.  Each amendment converted an interest payment and increased the principal amount of the 15% Note by the amount of the converted interest payment, less applicable withholding tax of $0.1 million for January 4 and April 1. Additionally, the third amendment also increased the principal amount of the 15% Note by $3.0 million in connection with additional funds received from CT Energy.  After taking into account the third amendment, the outstanding principal amount of the 15% Note was $30.9 million (carrying value: $7.9  million)  immediately prior to the October 7, 2016 closing of Harvest Holding.

The Company could prepay all or a portion of the note at a prepayment price equal to a make-whole price, as of the prepayment date, with respect to the principal amount of the note being prepaid, plus accrued and unpaid interest.  The make-whole price was defined as the greater of (i) 100% of such outstanding principal amount of the 15% Note and (ii)  the sum of the present values as of such date of determination of (A) such outstanding principal amount of the 15% Note, assumed, for the purpose of determining the present value thereof, to be paid on the earlier of the stated maturity of this 15% Note or the date that was  two years after the date of determination, and (B) all remaining payments of interest (excluding interest accrued to the prepayment date) scheduled to become due and payable after the date of determination and on or before the date that is two years after the date of determination with respect to such outstanding principal amount of the 15% Note, in the case of each of the foregoing clauses (ii)(A) and (B), computed using a discount rate equal to the Treasury Rate as of the date of determination plus 50 basis points.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15% Note could declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the 15% Note plus accrued and unpaid interest was immediately due and payable.

We evaluated the 15% Note Reset Feature related to the interest rate and maturity date using “ASC 815 Derivatives and Hedging”.  Because the interest rate and maturity date reset were linked to achievement of a certain stock price, the feature was not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date was not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we accounted for the 15% Note Reset Feature as an embedded derivative asset that had been measured at fair value with current changes in fair value reflected in our consolidated statements of operations and comprehensive income (loss) in discontinued operations since it was terminated as part of the October 7, 2016 sale.

The embedded 15% Note Reset Feature in the 15% Note was valued using the ‘with’ and ‘without’ method.  A Black-Derman-Toy (“BDT”) Model, which was a binomial interest rate lattice model, was used to value the 15% Note and the incremental value attributed to the embedded option was determined based on a comparison of the value of the 15% Note with the feature included and without the feature included.  Key inputs into this valuation model were our current stock price, U.S. Treasury rate, our credit spread and the underlying yield volatility.  As part of our overall valuation process, management employed processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes were designed to help ensure that the fair value measurements and disclosures were appropriate, consistently applied, and reliable. We estimated the yield volatility for the 15% Note based on historical daily volatility of the USD denominated Venezuela Sovereign zero coupon yield over a look back period of 6.0 years.  The risk-free interest rate was based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 15% Note. The credit spread was estimated based on the option adjusted spread (“OAS”) of the Venezuelan yield over the USD Treasury yield and the implied OAS for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model requires Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were based on our estimates of the probability and timing of potential future financings and fundamental transactions.

The assumptions summarized in the following table were used to calculate the fair value of the derivative asset associated with the 15% Note and the Additional Draw Note immediately prior to the October 7, 2016 closing of the sale of Harvest Holding and December 31, 2015 and reported in assets associated with discontinued operations on our consolidated balance sheet as of December 31, 2015:

	Fair Value
	Hierarchy	As of October 6,	As of December 31,
	Level	2016	2015
Significant assumptions (or ranges):
Weighted Term (years)		3.72	4.47
Yield Volatility	Level 2 input	40%	35
Risk-free rate	Level 1 input	1.0% to 1.2%	1.6% to 2.0
Dividend yield	Level 2 input	0.0%	0.0
Scenario probability:
Claim Date extended with Stock Appreciation Date threshold met	Level 3 input	72.2%	54.8
Claim Date extended with Stock Appreciation Date threshold not met	Level 3 input	46.0%	36.1
Claim Date not extended with Stock Appreciation Date threshold met	Level 3 input	72.2%	54.8
Claim Date not extended with Stock Appreciation Date threshold not met	Level 3 input	44.9%	33.4
Scenario probability (future draws/no future draws)	Level 3 input	10%/90%	50%/50

The embedded derivative asset related to the 15% Note contained a Level 3 input related to the probability of our investor lending us additional funds or not lending us funds according to the terms of the loan agreement for the additional draws, as discussed below.  We have assumed a 10/90 scenario at October 6, 2016 (50/50 scenario at December 31, 2015) of the draw or no draw for valuation of the embedded derivative asset.

The fair value of the embedded derivative asset related to the 15% Note Reset Feature was $8.4 million immediately prior to the October 7, 2016 closing of the sale of Harvest Holding and $5.0 million at December 31, 2015.  We recognized $2.2 million and $2.5 million in income related to the change in fair value of derivative assets and liabilities in discontinued operations for the years ended December 31, 2016 and 2015, respectively.

Additional Draw Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, the Company also issued the Additional Draw Note which, under certain circumstances, CT Energy could elect to provide $2.0 million of additional funds to the Company per month for up to six months following the one-year anniversary of the closing date of the transaction (up to $12.0 million in aggregate).  If funds were loaned under the Additional Draw Note, interest would be compounded quarterly at a rate of 15.0% per annum and would be payable quarterly on the first business day of each January, April, July and October, commencing October 1, 2016.  If by June 19, 2016 (“the Claim Date”), the volume weighted average price of the Company’s common stock over any consecutive 30-day period had not equaled or exceeded $10.00 per share, the maturity date of the Additional Draw Note would be extended by two years and the interest rate on the Additional Draw Note would adjust to 8.0%.   As described in Note 1 – Organization – Sale of Securities to CT Energy, the Additional Draw Note was cancelled on October 7, 2016 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

At June 30, 2016, due to the $2.0 million loaned under the Additional Draw Note on June 20, 2016, we evaluated the Additional Draw Note Reset Feature related to the interest rate and maturity date using “ASC 815 Derivatives and Hedging”.  We determined to account for the Additional Draw Note Reset Feature as an embedded derivative asset measured at fair value with current changes in fair value reflected in our consolidated statements of operations and comprehensive income (loss) in discontinued operations since it was terminated as part of the October 7, 2016 sale.  The embedded Additional Draw Note Reset Feature in the Additional Draw Note was valued using the same methods and assumptions as the 15% Note Reset Feature discussed above.

The Company could prepay all or a portion of the Additional Draw Note at a prepayment price equal to the make-whole price, as of the prepayment date, with respect to the principal amount of the Additional Draw Note being prepaid, plus accrued and unpaid interest. The make-whole price with respect to the Additional Draw Note had the same meaning described above with respect to the 15% Note under.

If an event of default occurs (other than an event of default related to certain bankruptcy events), holders of at least 25% of the outstanding principal of the 15% Note (including the Additional Draw Note, if outstanding) could declare the principal, premium, if any, and accrued and unpaid interest of such notes immediately due and payable.  If an event of default related to specified bankruptcy events occurs, an amount equal to the make-whole price for the Additional Draw Note plus accrued and unpaid interest was immediately due and payable.

The fair value of the embedded derivative asset related to the Additional Draw Note Reset Feature was $2.2 million immediately prior to the October 7, 2016 closing of the sale of Harvest Holding (carrying value: $9.9 million).  We recognized $0.2 million in income for the year ended December 31, 2016 in change in fair value of embedded derivative assets in discontinued operations related to the Additional Draw Note Reset Feature.

9% Note

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued the five-year, 9% Note in the aggregate principal amount of $7.0 million, which was immediately convertible into 2,126,525 shares of the Company’s common stock, par value $0.01 per share, at an initial conversion price of $3.28 per share (“Beneficial Conversion Feature”).

Interest on the 9% Note was compounded quarterly at a rate of 9.0% per annum and was payable quarterly, commencing October 1, 2015.  If by June 19, 2016, the volume weighted average price of the Company’s common stock over any consecutive 30-day period had not equaled or exceeded $10.00 per share, the maturity date of the 9% Note would be extended by two years and the interest rates on the 9% Note would adjust to 8.0% (the “9% Note Reset Feature”).

Regarding the 9% Note Reset Feature, because the interest rate and maturity date reset were linked to achievement of a certain stock price, the feature was not considered clearly and closely related to the debt host. In addition, the interest rate at the reset date was not tied to any approximation of the expected market rate at the date of the term extension as required by ASC 815.  As a result, we accounted for the 9% Note Reset Feature as an embedded derivative asset that was measured at fair value with current changes in fair value reflected in change of fair value of derivative assets and liabilities in our consolidated statements of operations and comprehensive income (loss) in discontinued operations.  The changes in the fair value of this embedded derivative asset were netted against the changes in the fair value of the embedded derivative liabilities relating to the 9% Down-Round Provision and Note Reset Feature discussed below.

The conversion price was subject to adjustment upon the occurrence of certain events, including a stock issuance, dividend, or stock split.   If the Company completes an issuance of common stock at a price less than the current conversion price, then the conversion price would be fully reduced to the new issuance price for such below-price issuance (the “9% Down-Round Provision”).

This was a full ratchet down round provision that could compensate the holder for an amount greater than dilution related to a stock issuance.  For example, in the event of an issuance of stock causing a 10% dilution, the note holder could theoretically be compensated greater than 10% under certain circumstances.

The embedded 9% Down-Round Provision and the 9% Note Reset Feature was valued using the ‘with’ and ‘without’ method.  A Binomial Lattice Model was used to value the 9% Note and the incremental value attributed to the embedded options was determined based on a comparison of the value of the 9% Note with the features included and without the features included.  Key inputs into this valuation model were our current stock price, U.S. Treasury rate, our credit spread and the underlying stock price volatility.  As part of our overall valuation process, management employed processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes were designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimated the volatility of our common stock based on historical volatility that matches the expected remaining life of the longest instrument in the transaction, seven years. The risk-free interest rate was based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the 9% Note.  The credit spread was estimated based on the option adjusted spread (“OAS”) of the Venezuelan yield over the USD Treasury yield and the implied OAS for the transaction as of the date the term sheet was signed to capture the investor’s assessment of the risk in their investment in the Company.  This model required Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were based on our estimates of the probability and timing of potential future draws.

We evaluated the 9% Down-Round Provision and the 9% Note Reset Feature using ASC 815. The Convertible Down-Round Provision was not consistent with a fixed-price-for-fixed-number of shares instrument and therefore precluded the conversion option from being indexed to the Company’s own stock. As a result, the conversion option did not meet the scope exception in ASC 815 and was bifurcated as a separate liability that had been measured at fair value with current changes in fair value reflected in our consolidated statements of operations and comprehensive income (loss) in discontinued operations.

The fair value of the net embedded derivative liabilities was $13.5 million at issuance and $11.1 million immediately prior to the conversion of the 9% Note.  We recognized $2.3 million in income for the change in the fair value of this embedded derivative liabilities in our consolidated statement of operations and comprehensive loss in discontinued operations for the year ended December 31, 2015.

On September 15, 2015, the 9% Note, the associated accrued interest and related derivative liabilities were converted into 2,166,900 shares of the Company’s common stock.  The Company recognized a $1.9 million loss on debt conversion.   The $1.9 million loss on debt conversion was the result of the difference between the September 14, 2015 carrying value of the 9% Note, including accrued interest and unamortized debt discount ($0.2 million) and the fair value of the related derivative liabilities ($11.1 million) less the fair value of the 2,166,900 shares issued upon conversion  ($13.2 million) at September 15, 2015.  The shares issued upon conversion were returned to the Company as part of the Share and Purchase Agreement.

The assumptions summarized in the following table were used to calculate the fair value of the net embedded derivative liability associated with the 9% Note at the date of issuance:

	Fair Value
	Hierarchy
	Level	June 19, 2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$7.28
Term (years)	Level 1 input	5.0
Volatility	Level 2 input	90%
Risk-free rate (base)	Level 1 input	0.27%
Risk-free rate (5 year)	Level 1 input	2.05%
Risk-free rate (7 year)	Level 1 input	2.40%
Dividend yield	Level 2 input	0.0%

Note 12 – Warrant Derivative Liability

CT Warrant Liability

On June 19, 2015, in connection with the transaction with CT Energy described in Note 1 – Organization, we issued a warrant exercisable for 8,517,705 shares of the Company’s common stock at an initial exercise price of $5.00 per share.  The CT Warrant could not be exercised until the volume weighted average price of the Company’s common stock over any consecutive 30-day period equals or exceeded $10.00 per share.    As described in Note 1 – Organization – Sale of Securities to CT Energy, the CT Warrant was cancelled on October 7, 2016 upon the closing of the sale of all of our interests in Venezuela to an affiliate of CT Energy.

The fair value of the CT Warrant was $14.9 million immediately prior to the October 7, 2016 closing on the sale of Harvest Holding and $5.5 million at December 31, 2015.  We recognized a  $9.4 million loss related to the change in fair value of the warrant liability in discontinued operations for the year ended December 31, 2016.    We recognized a  $34.5 million in income related to the change in fair value of the warrant liability in discontinued operations for the year ended December 31, 2015.

We analyzed the CT Warrant to determine whether it should be classified as a derivative liability or equity instrument.  Provisions of the CT Warrant agreement allowed for a change in the exercise price of the CT Warrant upon the occurrence of certain corporate events.  These exercise price adjustments incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares therefore the CT Warrant was not considered to be “indexed to the issuer’s own stock” and did not meet the exception from derivative treatment in ASC 815.  The Company accounted for the CT Warrant as a derivative which was marked to market immediately prior to the October 6, 2016.

Estimating fair values of derivative financial instruments required the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Monte Carlo model) were highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments were initially and subsequently carried at fair value, our income would reflect the volatility in these estimate and assumption changes.  A Monte Carlo simulation model was used to value the CT Warrant to determine if the Stock Appreciation Date is achieved, which is based on the average stock price over a 30 day period (21 trading days) reaching $10.00.  This required Level 3 inputs (see Note 3 – Summary of Significant Accounting Policies, Financial Instruments and Fair Value Measurements) which were fundamentally based on market data but require complex modeling.  The additional modeling was required in order to simulate future stock prices, to determine whether the Stock Appreciation Date was achieved and to model the projected exercise behavior of the warrant holders.

The assumptions summarized in the following table were used to calculate the fair value of the warrant derivative liability that was outstanding as of October 6, 2016 and December 31, 2015 reclassified to liabilities associated with discontinued operations on our consolidated balance sheet:

	Fair Value
	Hierarchy	As of October 6,	As of December 31,
	Level	2016	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$3.40	$1.72
Exercise price	Level 1 input	$5.00	$5.00
Stock appreciation date price (hurdle)	Level 1 input	$10.00	$10.00
Term (warrants)	Level 1 input	1.7162	2.4668
Term (Claim Date)	Level 1 input	0.0574	0.4672
Term (Claim Date extended)	Level 1 input	0.2240	0.9672
Volatility	Level 2 input	140.0%	110.0%
Risk-free rate (warrants)	Level 1 input	0.77%	1.27%
Risk-free rate (Claim Date)	Level 1 input	0.44%	0.55%
Risk-free rate (Claim Date extended)	Level 1 input	0.48%	0.70%
Dividend yield	Level 2 input	0.0%	0.0%

Inherent in the Monte Carlo valuation model were assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. As part of our overall valuation process, management employed processes to evaluate and validate the methodologies, techniques and inputs, including review and approval of valuation judgments, methods, models, process controls, and results. These processes were designed to help ensure that the fair value measurements and disclosures are appropriate, consistently applied, and reliable. We estimated the volatility of our common stock based on historical volatility that matches the expected remaining life of the longest instrument in the transaction, seven years. The risk-free interest rate was based on the U.S. Treasury yield curve as of the valuation dates for a maturity similar to the expected remaining life of the CT Warrant. The expected life of the CT Warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which we anticipated to remain at zero.

MSD Warrants

On October 28, 2015, the warrants issued as inducements in connection with a $60.0 million term loan facility that was paid off in May 2011 (“MSD Warrants”) expired.  The Warrant Purchase Agreement dated as of October 28, 2010 included certain anti-dilution provisions which adjusted the number of warrants and the exercise price per warrant.   The issuance of the CT Energy 9% Note, because of the initial conversion price and the CT Warrant of 8,517,705 shares triggered the anti-dilution provisions on the MSD Warrants which resulted in the issuance of 386,935 additional warrants during the year ended December 31, 2015.  In addition, the exercise price per share for all warrants was repriced to $27.88 per warrant during the year ended December 31, 2015.  The warrants had been classified as a liability on our consolidated balance sheets and marked to market.  We recognized $0.0 million in warrant liability income in our consolidated statement of operations and comprehensive loss year ended December 31, 2015 for these warrants.

Note 13 – Commitments and Contingencies

We have employment contracts with five executive officers which provide for annual base salaries, eligibility for bonus compensation and various benefits. The contracts provide for a lump sum payment as a multiple of base salary in the event of termination of employment without cause. In addition, these contracts provide for payments as a multiple of base salary and bonus, excise tax reimbursement, outplacement services and a continuation of benefits in the event of termination without cause following a change in control. By providing one year notice, these agreements may be terminated by either party on or before May 31, 2017.

We have various contractual commitments pertaining to leasehold, training, and development costs for the Dussafu PSC totaling $3.4 million. Under the EEA granted for the Dussafu PSC on July 17, 2014, we are required to commence production within four years of the date of grant in order to preserve our rights to production under the EEA.  We expect that significant capital expenditures will be required prior to commencement of production which is expected in 2017 under the approved field development plan. These work commitments are non-discretionary; however, we do have the ability to control the pace of expenditures.

Under the agreements with our partner in the Dussafu PSC, we are jointly and severally liable to various third parties. As of December 31, 2016, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $64 thousand ($0.3 million as of December 31, 2015) and is related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we are currently the operator for the Dussafu PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated balance sheet in accounts payable.  The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated balance sheet. Our partners have obligations totaling $21 thousand as of December 31, 2016 ($0.1 million as of December 31, 2015) to us for these liabilities. As we expect our partners will continue to meet their obligations to fund their share of expenditures, we have not recognized any additional liability related to fixed joint interest obligations attributable to our joint interest partners.

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

On February 27, 2015, Harvest (US) Holdings, Inc. (“Harvest US”), a wholly owned subsidiary of Harvest and Branta, LLC and Branta Exploration & Production Company, LLC   filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado. The plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011. In the complaint, the plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets. The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage. In September 2015, plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants. Subsequently, plaintiffs agreed to dismiss with prejudice all claims against Ute Energy, LLC and Crescent Point Energy Corporation.

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. On October 26, 2011, we filed an application with OFAC for return of the blocked funds to us. Until that application is approved, the funds will remain in the blocked account, and we can give no assurance when OFAC will permit the funds to be released. On April 23, 2014, we received a notice that OFAC had denied our October 26, 2011 application for the return of the blocked funds.  During the year ended December 31, 2015 primarily due to the passage of time, we recorded a $0.7 million allowance for doubtful accounts to general and administrative costs associated with the blocked payment and $0.4 million receivable from our joint venture partner in December 2015.   On October 13, 2015, we filed a request that OFAC reconsider its decision and on March 8, 2016 OFAC denied our October 13, 2015 request for the return of blocked funds; however, the Company will continue attempts to recover the funds from OFAC.

Uracoa Municipality Tax Assessments. Harvest Vinccler, a subsidiary of Harvest Holding, has received nine assessments from a tax inspector for the Uracoa municipality in which part of the Uracoa, Tucupita and Bombal fields are located.  Harvest Holding had filed claims in the Tax Court in Caracas against the Uracoa Municipality for the refund of all municipal taxes paid since 1997.  Any potential liability for these tax assessments was transferred by the Company upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding on October 7, 2016, and remains the responsibility of Harvest Vinccler and not the Company.

Libertador Municipality Tax Assessments. Harvest Vinccler has received five assessments from a tax inspector for the Libertador municipality in which part of the Uracoa, Tucupita and Bombal fields are located.  Harvest Vinccler had filed claims in the Tax Court in Caracas against the Libertador Municipality for the refund of all municipal taxes paid since 2002.  Any potential liability for these tax assessments was transferred by the Company upon the closing of the sale of the Company’s 51 percent interest in Harvest Holding on October 7, 2016, and remains the responsibility of Harvest Vinccler and not the Company.

On January 26, 2015, Petroandina Resources Corporation N.V. (“Petroandina”), which owns a 29 percent interest in Harvest Holding, filed a complaint for breach of contract against the Company and its subsidiary, HNR Energia, in the Court of Chancery of the State of Delaware (“Court of Chancery”).  The complaint alleged a January 15, 2015 Request for Arbitration filed by HNR Finance and Harvest Vinccler against the Government of Venezuela before the International Centre for Settlement of Investment Disputes regarding HNR Finance’s investment in Petrodelta (the “Request for Arbitration”) constituted a breach of the Shareholders’ Agreement, dated December 16, 2013, which governed the rights of HNR Energia and Petroandina as shareholders of Harvest Holding (the “Shareholders Agreement”).  Specifically, the Shareholders’ Agreement required HNR Energia to provide advance notice of, and deposit $5.0 million into an escrow account, before bringing any claim against the Venezuelan government. On January 28, 2015, the Court of Chancery issued an injunction ordering the Company and HNR Energia to withdraw the Request for Arbitration and not take any action to pursue its claims against Venezuela until Harvest and HNR Energia have complied with the provisions of the Shareholders’ Agreement or otherwise reached an agreement with Petroandina.  Accordingly, on January 28, 2015, HNR Finance B.V. and Harvest Vinccler withdrew without prejudice the Request for Arbitration.  On October 11, 2016, as described in the following paragraph, the Court of Chancery dismissed this claim with prejudice pursuant to a settlement agreement among the Company, HNR Energia, CT Energy and Petroandina.

On July 12, 2016, Petroandina filed a second claim against the Company and HNR Energia in the Court of Chancery.  The claim alleged that, by entering into the Share Purchase Agreement to sell its Venezuelan interests to CT Energy, the Company and HNR Energia breached the Shareholders’ Agreement.  The claim requested an injunction to prevent the Company and HNR Energia from completing the proposed transaction with CT Energy.  On August 16, 2016, the Court of Chancery granted Petroandina’s motion for a preliminary injunction.  On September 8, 2016, the Company, HNR Energia, CT Energy and Petroandina entered into a settlement agreement (the “Settlement Agreement”) intended to resolve the claim.  On September 8, 2016, the Court of Chancery granted an order amending its August 16, 2016 order and permitting Harvest and HNR Energia to effect the HNR Energia transaction, provided that the parties complied with the Settlement Agreement.  On October 7, 2016, as contemplated in the Settlement Agreement, Petroandina completed the sale of its 29 percent interest in Harvest Holding to Delta Petroleum, the assignee of CT Energy’s rights and obligations under the Settlement Agreement (the “Petroandina Sale”).  On October 11, 2016, in accordance with the Settlement Agreement, the Court of Chancery issued an order dismissing with prejudice Petroandina’s claims against the Company and HNR Energia.  As part of the Settlement Agreement and effective upon closing of the Petroandina Sale, HNR Energia agreed to pay Petroandina $1,000,000 accrued as of December 31, 2016 and the cost as reimbursement for expenses incurred by Petroandina in connection with the litigation related to the Shareholders’ Agreement.  This was recorded to Transaction Costs Related to Sale of Harvest Holding on our consolidated condensed statement of operations and comprehensive income (loss) in discontinued operations during the year ended December 31, 2016.  Additionally, effective upon the closing of the Petroandina Sale, the Company, HNR Energia and CT Energy released Petroandina and its affiliates, and Petroandina released the Company, HNR Energia, CT Energy and their respective affiliates, from all claims or liabilities in connection with the Shareholders’ Agreement, the Share Purchase Agreement or the sale of the Company’s interests in Venezuela arising up to the date of the Settlement Agreement.

On August 9, 2016, Robert Garfield, a stockholder of the Company, filed a lawsuit in the 215th Civil District Court of Harris County, Texas against the members of the Company’s Board and CT Energy (and the Company, as a nominal defendant).  The lawsuit asserts several class actions and derivative claims, including that (i) the Board members breached their fiduciary duties to the Company’s stockholders by negotiating and causing the execution of the Share Purchase Agreement with CT Energy, (ii) CT Energy aided and abetted the Board members in breaching their fiduciary duties and (iii) the proxy statement related to the transaction contained inadequate disclosures about the proposed transaction.  Among other relief, the lawsuit requested that the court grant an injunction to prevent the completion of the proposed transaction, in addition to unspecified rescissory and compensatory damages and attorneys’ fees and other costs.   On September 14, 2016 plaintiff’s motion for a temporary injunction was denied.  On November 15, 2016, this lawsuit was dismissed without prejudice.

On October 14, 2016, Saltpond Offshore Producing Co., Ltd. (“Saltpond”) filed a petition in the 334th Judicial District Court of Harris County, Texas under Rule 202 of the Texas Rules of Civil Procedure to take a pre-suit deposition of the Company’s general counsel.  Counsel for Saltpond also represents the Possible Plaintiffs in Item 11.  The petition alleges that Alessandro Bazzoni, a representative of CT Energy, obtained proceeds from oil allegedly misappropriated from Saltpond and used these funds to consummate the June 19, 2015 Securities Purchase Agreement between CT Energy and the Company.  The petition “seeks information to pursue a claim under the Uniform Fraudulent Transfer Act.”  A hearing had been scheduled for November 11, 2016 as to whether Saltpond should be entitled to seek information from the Company but the hearing was postponed at the request of Saltpond’s lawyers.  The Company denies the allegations in the petition and intends to mount a vigorous defense.  Because the petition is in its preliminary stages, it is not possible to estimate the likelihood or magnitude of any potential liability at this time.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such incidental litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Note 14 – Taxes

Taxes on Income

The tax effects of significant items comprising our net deferred income taxes attributable to continuing operations are as follows:

	As of December 31,
	2016		2015
	Foreign	United States and Other	Foreign	United States and Other

	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$20,417	$19,755	$42,791	$13,547
Stock-based compensation	—	2,136	—	3,471
Accrued compensation	—	585	—	653
Oil and natural gas properties	26,573	—	26,065	—
Alternative minimum tax credit	—	2,545	—	2,545
Other	—	89	—	89
Total deferred tax assets	46,990	25,110	68,856	20,305

Deferred tax liabilities:
Tax on unremitted earnings of foreign subsidiaries	—	(100)	—	—
Other liabilities	—	(123)	—	(278)
Fixed assets	—	(10)	—	(3)
Total deferred tax liabilities	—	(233)	—	(281)

Net deferred tax asset (liability)	46,990	24,877	68,856	20,024
Valuation allowance	(46,990)	(24,977)	(68,856)	(20,024)
Net deferred tax asset (liability) after valuation allowance	$—	$(100)	$—	$—

As a result of the adoption of ASU No. 2015-17 the net deferred tax liabilities as of December 31, 2016 and 2015 were included in the consolidated balance sheets as  long-term deferred tax liabilities of $0.1 million and $0.0 million, respectively.

After assessing the possible actions which management may take in 2016 and the next few years, we continued to recognize that a deferred tax liability related to income tax on undistributed earnings of our foreign subsidiaries may be appropriate.  The Company is pursuing various alternatives with respect to its future operations including the sale of its remaining asset and its dissolution and liquidation and cannot assert that any future earnings will not be remitted to the U.S.  The deferred tax liability recognized in prior periods, however, was decreased during 2015 to zero due to the impairment of the Company’s remaining investment in Petrodelta.  The deferred tax liability was re-established in 2016 due to the likelihood that the foreign operations of the Company would be liquidated with taxable income being recognized in the U.S.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the cumulative losses incurred in our foreign operating entities over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth or future asset dispositions. We have therefore placed a valuation allowance on all of our foreign DTAs.

Management also reviewed the earnings history of our U.S. operations and determined that the Company is not expected to have sufficient taxable income in the U.S. due to the lack of income producing operations. Consequently, the Company is not expected to utilize its deferred tax assets and carries a valuation allowance on these deferred tax assets. The components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2016	2015

	(in thousands)
Loss before income taxes
United States	$(19,200)	$(14,041)
Foreign	(3,180)	(29,659)
Total	$(22,380)	$(43,700)

The provision (benefit) for income taxes on continuing operations consisted of the following at December 31:

	Year Ended December 31,
	2016	2015

	(in thousands)
Current:
United States	$—	$(1,755)
Foreign	—	5
	—	(1,750)
Deferred:
United States	100	(14,700)
Foreign	—	—
	100	(14,700)
	$100	$(16,450)

A comparison of the income tax expense (benefit) on continuing operations at the federal statutory rate to our provision for income taxes is as follows:

	Year Ended December 31,
	2016	2015

	(in thousands)
Income tax expense (benefit) from continuing operations:
Tax expense (benefit) at U.S. statutory rate	$(7,833)	$(10,345)
Effect of foreign source income and rate differentials on foreign income	143	(27,793)
Non-deductible interest	—	11,397
Tax on unremitted earnings of foreign subsidiaries	100	(14,700)
Expired losses	22,404	25,901
Other changes in valuation allowance	(16,913)	4,323
Other permanent differences	2,253	(9)
Return to accrual and other true-ups	(13)	8,533
Debt exchange	—	(12,079)
Warrant derivatives	—	(1,685)
Other	(41)	7
Total income tax expense (benefit) – continuing operations	$100	$(16,450)

Rate differentials for foreign income result from tax rates different from the U.S. tax rate being applied in foreign jurisdictions.

At December 31, 2016, we have the following net operating losses available for carryforward (in thousands):

United States	$56,443	Available for up to 20 years from 2012
Gabon	11,069	Available for up to 3 years from 2014
The Netherlands	59,343	Available for up to 9 years from 2008

Accounts receivable at December 31, 2015 included a tax receivable of $1.7 million which was received from the Internal Revenue Service on February 12, 2016.  The AMT credit carryforward at December 31, 2016 amounts to $2.6 million.

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

Prior to 2013, no U.S. taxes had been recorded on these earnings as it was our practice and intention to reinvest the earnings of our non-U.S. subsidiaries into our foreign operations.  During the fourth quarter of 2013, management evaluated numerous factors related to the timing and amounts of possible future distribution of foreign earnings to the parent company, with consideration of the sale of non-U.S. assets. Because management was pursuing various alternatives with respect to the Company’s future operations and disposition of any sale proceeds, a determination was made that it was appropriate to record a deferred tax liability associated with the unremitted earnings of our foreign subsidiaries in the fourth quarter of 2013.   As of December 31, 2015, the book-tax outside basis difference in our foreign subsidiaries resulting from unremitted earnings from our foreign operations was reduced to zero due to pre-tax impairments of the Company’s remaining investment in Petrodelta.  This benefit was recorded to continuing operations, consistent with the Company’s continued investment in the foreign subsidiaries.

As of December 31, 2016, a deferred tax liability of $0.1 million was recorded based on the unremitted earnings of our foreign subsidiaries that would be repatriated to the U.S. pursuant to our overall Plan of Dissolution.  The entire net deferred tax liability as of

December 31, 2016 has been reflected as a long-term liability, a characterization consistent with the Company’s adoption of ASU No. 2015-17.

Accounting for Uncertainty in Income Taxes

ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  As of December 31, 2016, the Company has no unrecognized tax benefits for which a reserve was established.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to tax examinations by tax authorities for years before 2013. Our primary income tax jurisdictions and their respective open audit years are:

Tax Jurisdiction	Open Audit Years
United States	2013 – 2016
The Netherlands	2013 – 2016

The IRS audited the Company’s 2013 and 2014 tax years during April 2016 and issued a no change report on August 16, 2016.

Note 15 – Stock-Based Compensation and Stock Purchase Plans

Total share-based compensation expense, which includes stock options, restricted stock, SARs, and RSUs, totaled $6.6 million for the year ended December 31, 2016  ($2.0 million for the year ended December 31, 2015). All awards utilize the straight line method of amortization over the vesting period.    The following table is a summary of compensation expense (income) recorded in general and administrative expense in our consolidated statements of operations and comprehensive income (loss) by type of awards:

	Year Ended December 31,
Employee Stock-Based Compensation	2016	2015

	(in thousands)
Equity based awards:
Stock options	$3,050	$2,003
Restricted stock	73	135
RSUs	762	133
Total expense related to equity based awards	3,885	2,271

Liability based awards:
SARs	1,806	(260)
RSUs	864	12
Total expense related to liability based awards	2,670	(248)
Total compensation expense	6,555	2,023
Less: cash-based awards paid during the year	(1,038)	(489)
Less: accelerated amortization of stock options included in discontinued operations	(1,540)	—
Total non-cash portion of stock based compensation in continuing operations	$3,977	$1,534

Long Term Incentive Plans

As of December 31, 2016, we had several long-term incentive plans under which stock options, restricted stock, SARs and RSUs can be granted to eligible participants including employees, non-employee directors and consultants of our Company or subsidiaries:

•

2010 Long Term Incentive Plan, as amended (“2010 Plan”) – Provides for the issuance of up to 1,931,250 shares of our common stock in satisfaction of stock options, SARs, restricted stock, RSUs and other stock-based awards. No more than 606,250 shares may be granted as restricted stock and annually no individual may be granted more than 250,000 stock options or SARs. The 2010 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock and RSUs lapse.  At December 31, 2015, the 2010 Plan had 66,475 shares available for grants.

•

2006 Long Term Incentive Plan (“2006 Plan”) – Provides for the issuance of up to 456,250 shares of our common stock in satisfaction of stock options, SARs and restricted stock. No more than 81,250 shares may be granted as restricted stock, and no individual may be granted more than 225,000 stock options or SARs and not more than 43,750 shares of restricted stock during any period of three consecutive calendar years. The 2006 Plan also permits the granting of performance awards to eligible employees and consultants. In the event of a change in control, all outstanding stock options and SARs become immediately exercisable to the extent permitted by the plan, and any restrictions on restricted stock lapse.   With the exception of outstanding awards, the 2006 LTIP Plan terminated on May 17, 2016.

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

•

2001 Long Term Stock Incentive Plan (“2001 Plan”) – Provides for the issuance of up to 424,250 shares of our common stock in the form of Incentive Stock Options and Non-Qualified Stock Options. No officer may be granted more than 125,000 stock options during any one fiscal year, as adjusted for any changes in capitalization, such as stock splits. In the event of a change in control, all outstanding options become immediately exercisable to the extent permitted by the 2001 Plan.  At December 31, 2016, stock option awards to purchase 25,500 common shares remained available for grant.

•

All long-term incentive plans which include stock options, restricted stock, SARs and RSUs have fully vested due the change of control that occurred with the October 7, 2016 closing of the sale of Harvest Holding.  We have recorded expense for the accelerated vesting of $3.3 million during the year ended December 31, 2016; therefore, no future compensation amortization expense related to these long-term incentive plans will be recognized.  We will continue to record the SARs at fair value each period and recognize any related change in fair value through compensation expense.

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

In 2015, the fair value of each stock option was estimated on the date of grant using a Monte Carlo simulation since the options were also subject to a market condition.  These options will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $10.00 per share (“VWAP condition”) in addition to the ratable vesting over a three year period.  The Monte Carlo simulation includes this VWAP condition and uses assumptions for the risk-free interest rate, volatility, and dividend yield while a suboptimal exercise factor determines the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatility is based on historical volatilities of our stock. We do not assume any dividend yield since we do not pay dividends. The expected term of options granted represents the period of time that options are expected to be outstanding. The Monte Carlo simulation assumed a suboptimal exercise factor of 2.5 meaning that exercise is generally expected to occur when the share price reaches 2.5 times the award’s exercise price.

On July 22, 2015, we issued 211,750 stock options with a life of 5.0 years and an exercise price of $4.52 subject to the VWAP condition.   These options were to vest one-third on July 22, 2016, one-third on July 22, 2017 and one-third on July 22, 2018 with an expiry date of July 22, 2020.

On December 9, 2015, we also issued 882,052 options with a life of 4.6 years.  These options were issued as replacement awards for the equivalent number of SARs issued on July 22, 2015.  The options were issued with the equivalent terms, exercise price, and VWAP conditions as the SARs.  Due to the closing of the sale of Harvest Holding, these options are fully vested.

We also consider an estimated forfeiture rate for all stock option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. The forfeiture rate is based on historical experience.

During the year ended December 31, 2016, we awarded no stock options (1,093,802 stock options were granted during the year ended December 31, 2015).

Options	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding as of December 31, 2015	1,786	$12.85	3.5	$—
Granted	—	—		—
Exercised	—	—
Cancelled	(205)	(41.71)
Options outstanding as of December 31, 2016	1,581	9.11	3.0	$1,816
Options exercisable as of December 31, 2016	1,581	$9.11	3.0	$1,816

Of the options outstanding, 1.6 million were exercisable at a weighted-average exercise price of $9.11 as of December 31, 2016  (0.5 million at $28.64 at December 31, 2015).

In 2015, the value of both stock option grants was estimated on the date of grant using a Monte Carlo simulation.  Each has the following weighted average assumptions at July 22, 2015 and December 9, 2015:

For options granted during:
2015
Weighted average fair value	$1.72
Weighted average expected life (3)	4.7 years/5.0 years
Expected volatility (1)	100%
Risk-free interest rate	1.7%
Suboptimal exercise factor (2)	2.5
Weighted average pre-vest forfeiture rate	1.1%
Dividend yield	0.0%

(1)	Expected volatilities are based on historical volatilities of our stock.
(2)	A suboptimal exercise factor of 2.5 means that exercise is generally expected to occur when the share price reaches 2.5 times the award’s exercise price.
(3)	The weighted average expected life for the options issued July 22, 2015 was 5.0 years. The weighted average for the options issued December 9, 2015 was 4.7 years.

A summary of our unvested stock option awards as of December 31, 2016, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted- Average Grant-Date Fair Value
	(in thousands)
Unvested as of December 31, 2015	1,283	$3.23
Granted	—	—
Vested	(1,283)	(3.23)
Expired	—	—
Unvested as of December 31, 2016	—	$—

No stock options were exercised during the years ended December 31, 2016 and 2015. The total fair value of stock options that vested during the year ended December 31, 2016, was $4.1 million  ($1.9 million during the year ended December 31, 2015).

Restricted Stock

Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock granted to directors vest one year after date of grant. Restricted stock granted to employees vest at the end of the third year after the date of grant. Vesting of the restricted stock is dependent upon the employee’s continued service to Harvest.

A summary of our restricted stock awards as of December 31, 2016, and the changes during the year then ended is presented below:

Restricted Stock	Outstanding	Weighted- Average Grant-Date Fair Value

	(in thousands)
Unvested as of December 31, 2015	21	$19.20
Granted	—	—
Vested	(21)	(19.20)
Forfeited	—	—
Unvested as of December 31, 2016	—	$—

No restricted stock shares were awarded during the years ended December 31, 2016 and 2015.  The grant date fair value of the restricted stock that vested during the years ended December 31, 2016 was $0.4 million (2015: $11,700).

Stock Appreciation Rights (“SARs”)

All SAR awards granted to date have been granted outside of active long-term incentive plans and are held by Harvest employees. SARs granted in 2013 and 2015 vest ratably over three years beginning in the first year of grant. Vesting of SARs is dependent upon the employee’s continued service to Harvest. SAR awards are settled either in cash or Harvest common stock if available through an equity compensation plan. For recording of compensation, we assume the SAR award will be cash-settled and record compensation expense based on the fair value of the SAR awards at the end of each period.  All unvested SARs became vested on October 7, 2016 with the sale of Harvest Holding.

SAR award transactions under our employee compensation plans are presented below:

SARs	Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)
SARs outstanding as of December 31, 2015	643	$10.67	3.3	$—
Granted	—	—	0.0	—
Cancelled	—	—
Expired	(59)	(18.46)
SARs outstanding as of December 31, 2016	584	9.89	2.6	$637
SARs exercisable as of December 31, 2016	584	$9.89	2.6	$637

Of the SAR awards outstanding,  0.6 million were exercisable at the weighted-average exercise price of $9.89 as of December 31, 2016 (0.2 million exercisable at the weighted-average exercise price of $19.80 as of December 31, 2015).

During the year ended December 31, 2016, no SAR awards were granted (1.3 million SAR awards granted during year ended December 31, 2015).

On July 22, 2015, we issued 1.3 million SARs at an exercise price of $4.52 per share, vesting ratably over three years from the date of grant and on the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $10.00 per share, as reported by the NYSE.  The dual vesting requirements necessitated that all of these awards be valued using a Monte Carlo simulation.  Since the Company had an insufficient numbers of shares available from existing long-term incentive plans, the SARs were classified as liability awards when issued.

On December 9, 2015, our board of directors approved modifications of a portion of the July 22, 2015 awards.  Of the 1.3 million SARs issued, 0.9 million were cancelled and replaced with options under the 2010 Plan.  All other terms remained the same.    The fair value of the vested portion of the cancelled SARs approximated the fair value of the replacement options granted on December 9, 2015.  The remaining 0.4 million SARs continue to be classified as liability awards.

A summary of our unvested SAR awards as of December 31, 2016, and the changes during the year then ended is presented below:

Unvested SARs	Outstanding	Weighted- Average Fair Value
(in thousands)
Unvested as of December 31, 2015	401	$4.60
Granted	—	—
Vested	(401)	(4.60)
Cancelled	—	—
Expired	—	—
Unvested as of December 31, 2016	—	$—

No SAR awards were exercised during the years ended December 31, 2016 and 2015.  The total fair value of SAR awards that vested during the year ended December 31, 2016, was $2.6 million ($15,960 during the years ended December 31, 2015).

Restricted Stock Units (“RSUs”)

RSU awards granted prior to 2015 have been granted outside of active long-term incentive plans; are held by Harvest employees and directors; are settled either in cash or Harvest common stock if available through an equity compensation plan; and are accounted for as liability awards. RSU awards granted in 2012,  2014 and 2015 to employees vest at the third year after date of grant. RSU awards granted in 2015 to our board of directors vest one year after the date of grant. Vesting of the RSU awards is dependent upon the employee’s and director’s continued service to Harvest.

On September 15, 2016, we issued 139,535 RSUs vesting one year from the date of grant to our directors.  Two directors resigned and surrendered their RSUs and the remaining 93,023 RSUs vested on October 7, 2016 with the sale of Harvest Holding. On September 9, 2015, we issued 80,001 RSUs vesting one year from the date of grant to our directors.  These awards are classified as liability awards.  These awards were measured at their fair values based on our closing stock prices at December 31, 2015.

The significant assumptions are summarized in the following table that were used to calculate the fair value of the restricted stock units granted on July 22, 2015 and amended December 9, 2015 that were outstanding as of the December 31, 2015 balance sheet presented on our consolidated balance sheet:

	Fair Value
	Hierarchy	As of December 9,
	Level	2015
Significant assumptions (or ranges):
Stock price	Level 1 input	$2.52
Threshold price	Level 1 input	$10.00
Term (years)	Level 1 input	10.0
Volatility	Level 2 input	80.0%
Risk-free rate	Level 1 input	2.27%
Dividend yield	Level 2 input	0.0%

A summary of our RSU awards as of December 31, 2016, and the changes during the year then ended is presented below:

RSUs	Outstanding	Weighted- Average Fair Value
	(in thousands)
Unvested as of December 31, 2015	617	$3.51
Granted	140	3.64
Vested	(697)	(3.54)
Forfeited	(60)	(3.41)
Unvested as of December 31, 2016	—	$—

There were 0.4 million vested RSUs settled in shares in 2016.  The remaining 0.3 million vesting RSUs were settled in cash for $1.0 million.  The 81,536 RSU awards which vested in 2015 were settled for cash of $0.5 million.  The fair value of the cash RSU awards that vested during the year ended December 31, 2016 was  $1.8 million ($0.3 million during the years ended December 31, 2015).  The grant date fair value of the share settled awards vesting in 2016 was $0.9 million (2015: none).

On July 22, 2015, we issued 0.4 million restricted stock units vesting at three years from the date of grant as stock based compensation awards to certain employees.  Subject to the three year vesting requirement, the RSUs awarded will not become exercisable until the first day on which the volume weighted average price of the common stock over any 30-day period, commencing on or after the award date, equals or exceeds $10.00 per share, as reported by the NYSE.  The dual vesting requirements necessitated that all of these awards be valued using a Monte Carlo simulation.  Since an insufficient numbers of shares were available from existing long-term incentive plans, the RSUs were classified as liability awards at issuance.

On December 9, 2015, our board of directors approved a modification to share-settle the 0.4 million RSUs granted on July 22, 2015.  This modification changed the classification of these awards from liability to equity awards. The fair value of the vested portion of the initial RSUs approximated the fair value of the modified RSUs on December 9, 2015.  The grant-date fair value of the modified RSUs was $2.28 per RSU.  These RSUs vested on the October 7, 2016 with the sale of Harvest Holding.

Common Stock Warrants

In connection with the transaction with CT Energy on June 19, 2015, we issued a warrant exercisable for 8,517,705 shares of the Company’s common stock at an initial exercise price of $5.00 per share with an expiration date of June 19, 2018.  The CT Warrant was cancelled with the October 7, 2016 closing of the sale of Harvest Holding.  See Note 1 – Organization and Note 12 – Warrant Derivative Liability.

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

	As of December 31,
	2016	2015
	(in thousands)
Operating Segment Assets
Gabon	$30,887	$32,710
Indonesia	—	5
United States and other	76,210	4,622
	107,097	37,337
Discontinued operations(a)	—	10,444
Total assets	$107,097	$47,781

(a)	See Note 5 – Dispositions and Discontinued Operations.

	Year Ended December 31,
	2016	2015
	(in thousands)
Segment Income (Loss) From Continuing Operations
Gabon	$(3,170)	$(28,448)
Indonesia	—	(43)
United States and other	(19,310)	1,241
Loss from continuing operations	$(22,480)	$(27,250)

Note 17 – Related Party Transactions

The noncontrolling interest owners in Harvest Holding, Vinccler (owned 20 percent) and Petroandina (owned 29 percent) were both related parties of the Company prior to the sale of our interests in Venezuela on October 7, 2016.

On May 11, 2015, the Company borrowed $1.3 million to fund certain corporate expenses and issued a note payable to CT Energy bearing an interest rate of 15.0% per annum, with a maturity date of January 1, 2016.  On June 19, 2015, the Company repaid the note payable and accrued interest.

On June 3, 2015, the Company entered into the note with James A. Edmiston, President and Chief Executive Officer of the Company, for $50,000. The note carried interest at 11.0% per year. On June 19, 2015, the Company repaid the note payable and accrued interest.

As of December 31, 2014, HNR Energia had a note payable to Petroandina of $7.6 million. Principal was due by January 1, 2016.  Interest payments were quarterly beginning on December 31, 2014.  On June 23, 2015 the Company repaid the note payable of $7.6 million plus accrued interest of $0.4 million.

On June 19, 2015, Harvest sold to CT Energy the 15% Note, the 9% Note and the Series C preferred stock.  Shortly after this transaction two representatives of CT Energy were appointed to Harvest’s board of directors.  On September 15, 2015, CT Energy converted the 9% Note, including accrued interest, into 2,166,900 shares of Harvest’s common stock and Harvest redeemed the Series C preferred stock.  These financial instruments were terminated on October 7, 2016.  See Note 1 – Organization for more information about the CT Energy transaction.

CT Energia Note, dated January 4, 2016, for $5.2 million was fully reserved due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.  As discussed above under Share Purchase Agreement, the Company sold its 51 percent interest in Harvest Holding, the parent company of HNR Finance, which holds the CT Energia Note), to an affiliate of CT Energy on October 7, 2016.

Note 18 - Plan of Dissolution (unaudited)

Following the sale of our Venezuelan interests, we began evaluating a possible dissolution of Harvest. At the December 30, 2016 board meeting, our Board unanimously determined that a proposed dissolution is advisable and in the best interests of us and our stockholders, adopted an initial plan of dissolution and liquidation, authorized the proposed dissolution, recommended that our stockholders authorize the proposed dissolution in accordance with the Plan of Dissolution, and generally authorized our officers to take all necessary actions to affect our dissolution. At its meeting held on January 12, 2017, our Board further discussed the proposed dissolution and liquidation, rescinded its adoption of the initial plan of dissolution and liquidation and adopted the Plan of Dissolution, which included changes based on comments received from tax and other counsel.  On February 23, 2017, our stockholders voted to approve the Plan of Dissolution providing for our complete dissolution and liquidation.

The Company's Board will authorize the filing of the Certificate of Dissolution according to the Plan of Dissolution.  The Plan of Dissolution contemplates the orderly sale of the Company's remaining assets and the discharge of all outstanding liabilities to third parties and, after the establishment of appropriate reserves, the distribution of all remaining cash to stockholders.

The Company contemplates that within three years after filing for dissolution, any remaining assets and liabilities could be transferred into a liquidating trust for the benefit of our stockholder if not already distributed to our stockholders.  The liquidating trust would continue in existence until all liabilities have been settled, all remaining assets have been sold and proceeds distributed and the appropriate statutory periods have lapsed.

Although our Board has not established a firm timetable for further liquidating distributions, the Board intends to, subject to contingencies inherent in winding up our business, make such distributions as promptly as practicable and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.  Further liquidation distributions, if any, will be made in cash. The timing and amount of interim liquidating distributions and final liquidating distributions will depend on the timing and amount of proceeds the Company will receive upon the sale of the remaining assets and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

During the liquidation of our assets, the Board may authorize the Company to pay any brokerage, agency and other fees and expenses of persons rendering services, including accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company's property and assets and the implementation of the Plan of Dissolution.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders.  Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders.  Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and the cash expected from the sale of Harvest Dussafu will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders.  If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.  This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”.  Beginning on February 23, 2017, the date of our stockholder’s approval of the Company’s dissolution and liquidation, we have adopted the Liquidation Basis of Accounting.

Below is our unaudited proforma consolidated statement of net assets in liquidation:

December 31, 2016
(in thousands)
Cash and cash equivalents	$68,676
Accounts receivable	24
Harvest Dussafu asset, net	34,500
Accrued interest receivable	657
Note receivable	12,000
Other administrative property, net	10
Other assets	138
Accounts payable, trade and other	(785)
Accrued expenses	(36,300)
Deferred tax liabilities	(100)
Net assets in liquidation	$78,820

Below is our unaudited proforma consolidated reconciliation of stockholders’ equity (going concern basis) to net assets in liquidation:

December 31, 2016
(in thousands)
Shareholders' equity - December 31, 2016 (going concern basis)	$99,199
Changes in net assets in liquidation	9,674
Adjustments relating to the adoption of liquidation basis of accounting:
Interest income on deposits and note receivable	751
Accrual for change of control costs	(12,570)
Accrual for general and administrative costs	(7,172)
Accrual of estimated costs of litigation and dissolution costs	(6,330)
Accrual for transaction costs associated with sale of Harvest Dussafu	(3,300)
Prepaid assets written-off in adopting liquidation basis of accounting	(687)
Other assets written-off in adopting liquidation basis of accounting	(7)
Other administrative property written-off in adopting liquidation basis of accounting	(738)
Net assets in liquidation	$78,820

Note 19 – Subsequent Events

On February 17, 2017, the Company announced that its Board of Directors has adopted a Rights Agreement (the "Rights Plan") designed to preserve its substantial tax assets.  As of December 31, 2016, Harvest had cumulative net operating loss carryforwards ("NOLs") of approximately $56.0 million, which could be used in certain circumstances to offset possible future U.S. taxable income.

After considering, among other matters, the estimated value of the Company's tax benefits, the potential for diminution upon an ownership change, and the risk of an ownership change occurring, the Board of Directors adopted the Rights Plan, which is intended to protect Harvest's tax benefits and to allow all of Harvest's stockholders to realize the long-term value of their investment in the Company.  Harvest's ability to use these tax benefits would be substantially limited if it were to experience an "ownership change" as defined under Section 382 of the Internal Revenue Code.  An ownership change would occur if stockholders that own (or are deemed to own) at least five percent or more of Harvest's outstanding common stock increased their cumulative ownership in the Company by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.  The Rights Plan reduces the likelihood that changes in Harvest's investor base would limit Harvest's future use of its tax benefits, which would significantly impair the value of the benefits to all stockholders.

In connection with the adoption of the Rights Plan, the Board of Directors declared a non-taxable dividend of one preferred share purchase right for each share of the Company's common stock outstanding as of February 17, 2017.  Effective as of February 17, 2017, if any person or group acquires five percent or more of the outstanding shares of the Company's common stock, or if a person or group that already owns five percent or more of the Company's common stock acquires additional shares ("acquiring person or group"), then, subject to certain exceptions, there would be a triggering event under the Rights Plan.  The rights would then separate from the Company's common stock and entitle the registered holder to purchase from the Company one one-hundredth of a share of the Series D Preferred Stock of the Company, at a price of $26, subject to adjustment. Rights held by the acquiring person or group will become void and will not be exercisable.

The Board of Directors has the discretion to exempt certain transactions, persons or entities from the operation of the Rights Plan if it determines that doing so would not jeopardize or endanger the Company's use of its tax assets or is otherwise in the best interests of the Company.  The Board also has the ability to amend or terminate the Rights Plan prior to a triggering event.  The rights issued under the Rights Plan will expire on February 17, 2020, or on an earlier date if certain events occur.

On February 23, 2017, the Company's stockholders authorized the sale of all of the Company's Gabon interests to BW Energy.  The closing of the sale remains subject to certain conditions, including approval of the Government of Gabon.  The closing conditions are described in the Sale and Purchase Agreement and the Company's public filings with the Securities and Exchange Commission.

At the special meeting, the Company's stockholders also authorized the Company's dissolution.  Under the dissolution, liquidation and winding up process, which remains subject to the control of the Company's board and management, the proceeds from the Gabon transaction would be combined with other Harvest assets to be distributed to Harvest's stockholders, subject to the payment of certain costs and expenses.  The Company currently expects to commence dissolution proceedings as soon as practicable after the closing of the sale of its Gabon interests.    Beginning on February 23, 2017, the date of the stockholder’s approval of the Company’s dissolution and liquidation, we have adopted Liquidation Basis of Accounting.

ITEM 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.
(Registrant)

Date:	March 6, 2017	By:	/s/ James A. Edmiston
James A. Edmiston
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on the 6th of  March 2017, on behalf of the registrant and in the capacities indicated:

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