Form 10-Q
period 2017-03-31
HARVEST NATURAL RESOURCES, INC.
filed 2017-05-15
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March  31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or Emerging Growth Company. See the definition of “large accelerated filer,” “accelerated filer,”  “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No   ☒

At May 11, 2017,  the Registrant had 11,520,293 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS

(LIQUIDATION BASIS)

(in thousands)

March 31, 2017
(unaudited)
Cash and cash equivalents	$67,194
Accounts receivable	143
Assets held for sale	31,194
Prepaid expenses and other	69
Other administrative property, net	17
Other assets	101
Accounts payable, trade and other	(86)
Liability for estimated costs in excess of estimated receipts during liquidation	(19,386)
Accrued expenses	(6,600)
Liabilities held for sale	(405)
COMMITMENTS AND CONTINGENCIES (Note 7)
NET ASSETS IN LIQUIDATION	$72,241

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(GOING CONCERN BASIS)

(in thousands, except per share data)

December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,299
Accounts receivable	24
Note receivable	12,000
Accrued interest receivable	307
Assets held for sale	30,887
Prepaid expenses and other	686
TOTAL CURRENT ASSETS	106,203
PROPERTY AND EQUIPMENT:
Other administrative property, net	749
TOTAL PROPERTY AND EQUIPMENT, net	749
OTHER ASSETS	145
TOTAL ASSETS	$107,097
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable, trade and other	$784
Accrued expenses	6,929
Liabilities held for sale	85
Other current liabilities	100
TOTAL CURRENT LIABILITIES	7,898
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 5,000 shares; issued and outstanding, none	—
Common stock, par value $0.01 per share; shares authorized 37,500; shares issued 14,890; shares outstanding 11,043	149
Additional paid-in capital	306,589
Accumulated deficit	(133,207)
Treasury stock, at cost, 3,847 shares	(74,332)
TOTAL HARVEST STOCKHOLDERS’ EQUITY	99,199
TOTAL LIABILITIES AND EQUITY	$107,097

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

(in thousands)

Three Months Ended March 31, 2017
(unaudited)
HARVEST STOCKHOLDERS' EQUITY AT DECEMBER 31, 2016 - GOING CONCERN BASIS	$99,199
Effects of adopting the liquidation basis of accounting:
Change in net realizable value of prepaid expenses	(617)
Change in net realizable value of other administrative property	(732)
Change in net realizable value of other assets	(44)
Change in settlement amounts of accrued expenses	949
Estimated liquidation and operating costs in excess of operating receipts during liquidation	(28,241)
Total effects of adopting the liquidation basis of accounting	(28,685)
NET ASSETS IN LIQUIDATION - JANUARY 1, 2017	$70,514
Changes in net assets in liquidation:
Change in cash and cash equivalents	4,895
Change in net realizable value of accounts receivable	119
Change in net realizable value of assets held for sale	307
Collection of accrued interest receivable	(307)
Collection of note receivable	(12,000)
Change in settlement amounts of accounts payable, trade	699
Change in settlement amounts of liabilities held for sale	(320)
Change in settlement amounts of accrued expenses	(621)
Change in liability for estimated costs in excess of estimated receipts during liquidation	8,855
Change in settlement amounts of deferred tax liabilities	100
Total changes in net assets in liquidation	1,727
NET ASSETS IN LIQUIDATION - MARCH 31, 2017	$72,241

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(GOING CONCERN BASIS)

(in thousands, except per share data)

Three Months Ended March 31, 2016
(unaudited)

EXPENSES:
Depreciation and amortization	$20
Exploration expense	57
General and administrative	5,008
5,085
LOSS FROM CONTINUING OPERATIONS	(5,085)
DISCONTINUED OPERATIONS, net of income taxes	(11,919)
NET LOSS	(17,004)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST OWNERS	(2,908)
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HARVEST	$(14,096)

LOSS PER SHARE:
Basic and dilutive loss per share:
Loss from continuing operations	$(0.40)
Loss from discontinued operations	(0.70)
Basic and dilutive loss per share	$(1.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted shares outstanding	12,854

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(GOING CONCERN BASIS)

(in thousands)

Three Months Ended March 31, 2016
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(14,096)
Loss from discontinued operations net of income taxes and noncontrolling interests	9,011
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	20
Share-based compensation-related charges	917
Changes in operating assets and liabilities:
Accounts receivable	1,749
Prepaid expenses and other	159
Accounts payable	358
Accrued expenses	1,379
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(503)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net	(43)
NET CASH USED IN INVESTING ACTIVITIES	(43)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities of discontinued operations	(1,047)
Cash provided by investing activities of discontinued operations	805
Cash provided by financing activities of discontinued operations	541
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	299
NET DECREASE IN CASH AND CASH EQUIVALENTS	(247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,458
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,211

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Three Months Ended March 31, 2016
Supplemental Cash Flow Information:
Supplemental Schedule of Noncash Investing Activities:
Continuing Operations:
Increase in current liabilities related to additions of property and equipment	$2
Discontinued Operations:
Decrease in current liabilities related to additions of property and equipment	(46)
Accrued interest paid in-kind	859

See accompanying notes to consolidated condensed  financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – Organization

Organization

Prior to the sale of our oil and gas interests in Gabon, Harvest Natural Resources, Inc. (“Harvest” or the “Company”) was a petroleum exploration and production company incorporated under Delaware law in 1988.  We held exploration acreage offshore of Gabon and operated from our Houston, Texas headquarters.  See Sale of Gabon Interests below for further information.    In accordance with the Company’s Plan of Complete Liquidation, Dissolution, Winding Up and Distribution (the “Plan of Dissolution”), the Company filed a certificate of dissolution with the Delaware Secretary of State on May 4, 2017, which dissolved the Company as of 8:00 p.m. on May 4, 2017.  In accordance with the General Corporation Law of the State of Delaware, the Company’s sole purpose is winding up the business affairs of the Company in accordance with the Plan of Dissolution.    See Plan of Dissolution and Liquidation below for further information.

Sale of Gabon Interests

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia B.V., a Curacao company (“HNR Energia”), entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with BW Energy Gabon Pte. Ltd., a private Singapore company (“BW Energy”), to sell all of Harvest’s oil and gas interests in Gabon.  Harvest’s stockholders approved the proposed sale at a special meeting on February 23, 2017.  The sale was subject to additional conditions before it could close such as approval from the Gabonese government.  We received the Gabonese government’s approval on April 5, 2017 and we completed the sale on April 10, 2017.  See Note 6 – Assets and Liabilities Held for Sale and Discontinued Operations for more information.

Under the terms of the Sale and Purchase Agreement, BW Energy acquired HNR Energia's 100 percent interest in Harvest Dussafu B.V. (“Harvest Dussafu”), which owns a 66.667 percent interest in the Dussafu production sharing contract located offshore Gabon, for $32.0 million in cash, subject to certain adjustments, including reimbursement for approximately $2.3 million of expenditures in respect of the interest since September 30, 2016.  At the closing of the transaction, $2.5 million of the $32.0 million purchase price was retained in an escrow account at Citibank to satisfy any post-closing claims the purchaser may have against Harvest and HNR Energia under the Sale and Purchase Agreement.  The $2.5 million (less the amount of any claims) will be released to HNR Energia from the escrow account on July 10, 2017.  After taking into consideration taxes and transaction related costs, the net proceeds of the transaction are approximately $29.4 million, less any successful claims made against the $2.5 million escrow.

Plan of Dissolution and Liquidation

On October 7, 2016, following the sale of our Venezuelan interests, we announced that we were evaluating a possible dissolution of Harvest. On December 30, 2016, the Board of Directors of Harvest (the “Board”) unanimously determined that a proposed dissolution was advisable and in the best interests of Harvest and our stockholders, adopted an initial plan of dissolution and liquidation, authorized the proposed dissolution, recommended that our stockholders authorize the proposed dissolution in accordance with the Plan of Dissolution, and generally authorized our officers to take all necessary actions to affect our dissolution. At its meeting held on January 12, 2017, our Board further discussed the proposed dissolution and liquidation, rescinded its adoption of the initial plan of dissolution and liquidation and adopted the Plan of Dissolution, which included changes based on comments received from tax and other counsel.  On February 23, 2017, the holders of a majority of all outstanding shares of Harvest’s common stock approved the Plan of Dissolution at a  special meeting of Harvest’s stockholders.

On March 31, 2017, Delta Petroleum N.V. (“Delta Petroleum”) paid in full the 11% non-convertible senior promissory note payable owed to HNR Energia relating to Harvest’s sale of its Venezuelan interest in October 2016.  The total interest and principal paid to HNR Energia on March 31, 2017 was $12.6 million.

In light of closing the Gabon transaction and the collection of the note due from Delta Petroleum, the Board proceeded with plan for Harvest’s dissolution.  Under the dissolution, liquidation and winding up process under Delaware law, the proceeds from the Gabon transaction and the repayment of debt from Delta Petroleum will be combined with other Harvest assets to be distributed to Harvest’s stockholders in accordance with the Plan of Dissolution, subject to certain payments and costs during Harvest’s winding up process.

On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.    The total initial liquidating distribution of $66.2 million was made on May 4, 2017.  Following payment of the initial liquidating distribution, Harvest’s common stock ceased to be traded on the New York Stock Exchange as of 8:00 p.m. Eastern time on May 4, 2017.  Although our Board has not established a firm timetable for further liquidating distributions, the Board intends to, subject to contingencies inherent in winding up our business, make such distributions, if any, as soon as practicable

and periodically as we convert our remaining assets to cash and pay our remaining liabilities and obligations subject to law.    Further liquidating distributions, if any, will be made in cash. The timing and amount of interim liquidating distributions and final liquidating distributions will depend on the timing and amount of proceeds the Company may receive upon the sale of any remaining assets less any cost incurred and less obligations, in connection with any litigation and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any liquidating distributions prior to a final liquidating distribution.

During the liquidation of our assets, the Board may authorize the Company to pay all costs and expenses, including without limitation, any brokerage, agency, professional and other fees and expenses of persons rendering services, including legal counsel, accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company's property and assets and the implementation of the Plan of Dissolution.

Under the Liquidation Basis of Accounting, assets are stated at their estimated net realizable values and liabilities are stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Dissolution.  Estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders.  Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders.  Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash is adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders.  If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future liquidating distributions of cash to our stockholders will be reduced and stockholders may be required to repay liquidating distributions previously made by the Company.

Rights Agreement to Protect Net Operating Losses

On February 16, 2017, the Board adopted a Rights Agreement (the “Rights Plan”) designed to preserve the Company’s tax assets.  As of December 31, 2016, the Company had cumulative net operating loss carryforwards ("NOLs") of approximately $56.0 million, which can be utilized in certain circumstances to offset possible future U.S. taxable income.

Harvest’s ability to use these tax benefits would be limited if it were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code. An ownership change would occur if stockholders that own (or are deemed to own) at least five percent or more of Harvest’s outstanding common stock increased their cumulative ownership in the Company by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Rights Plan reduces the likelihood that changes in Harvest’s investor base would limit Harvest’s future use of its tax benefits.

In connection with the adoption of the Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right for each share of the Company's common stock outstanding as of February 17, 2017. Effective as of the close of business on February 17, 2017, if any person or group acquires five percent or more of the outstanding shares of the Company's common stock, or if a person or group that already owns five percent or more of the Company's common stock acquires additional shares (“acquiring person or group”), then, subject to certain exceptions, there would be a triggering event under the Rights Plan. The rights would then separate from the Company's common stock and entitle the registered holder to purchase from the Company one one-hundredth of a share of the Series D Preferred Stock of the Company at a price of $26, subject to adjustment. Rights held by the acquiring person or group will become void and will not be exercisable.

The Board has the discretion to exempt certain transactions, persons or entities from the operation of the Rights Plan if it determines that doing so would not jeopardize or endanger the Company's use of its tax assets or is otherwise in the best interests of the Company. The Board also has the ability to amend or terminate the Rights Plan prior to a triggering event. The rights issued under the Rights Plan will expire on February 17, 2020, or on an earlier date if certain events occur, as described more fully in the Rights Plan that the Company filed with the SEC on February 21, 2017.  The Rights Plan was amended to eliminate our dissolution as an event of termination, as described in the Current Report on Form 8-K filed with the SEC on May 3, 2017.

Note 2 – Liquidity

After the completion of the sale of our Gabon interests on April 10, 2017, our primary asset is cash.  We will use the proceeds from the sale of our Gabon interests to pay expenses and taxes, if any, associated with the sale and for other operating expenses. Subject to determinations to be made by our Board, the remaining proceeds will be used to provide reserves of funds for future or contingent liabilities as may be determined necessary by our Board pursuant to Delaware law, to pay or settle existing obligations, to pay costs (including taxes) associated with the liquidation and winding up of our business, and to distribute remaining assets to our

stockholders.  We expect the cash on hand will be adequate to meet our liquidity requirements for dissolution of the Company.    On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.  The total initial liquidating distribution of $66.2 million was made on May 4, 2017.    Other contingent items include:  (1) the gain contingency represented by our lawsuit against Newfield (as to which the likelihood of revenues to us cannot be assured and the amount of any success cannot correctly be estimated (2) the funds blocked by OFAC in the LOGSA matter, which is a gain contingency of $0.7 million if we are able to recoup these funds, and (3) various other assets whose realizable cash value is not expected to exceed $2.0 million.  See Note 7 – Commitments and Contingencies for further information.

Note 3 – Summary of Significant Accounting Policies

Liquidation Basis of Accounting

As a result of the approval of the Plan of Dissolution, the Company adopted the Liquidation Basis of Accounting, effective January 1, 2017. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”.  Under the Liquidation Basis of Accounting the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated condensed balance sheet, a consolidated condensed statement of operations and comprehensive loss and a consolidated condensed statement of cash flows. The consolidated condensed statement of net assets and the consolidated condensed statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.  Although the Plan of Dissolution was approved by the stockholders on February 23, 2017, the Company is using the liquidation basis of accounting effective January 1, 2017 as a convenience date.  Any activity between January 1, 2017 and February 23, 2017 would not be materially different under the going concern basis.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company have been stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Dissolution.  These amounts are presented in the accompanying consolidated condensed statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution.  The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying consolidated condensed statement of net assets.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests owners.

Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in conjunction with the rules and regulations of the Securities and Exchange Commission.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the respective periods have been reflected.  These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016.

Reclassifications

Certain reclassifications related to discontinued operations have been made to prior period amounts.  These reclassifications did not affect our consolidated condensed financial results.

Use of Estimates

In preparing the consolidated condensed financial statements in conformity with GAAP including the Liquidation Basis of Accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated condensed financial statements and the reported amounts of income and expense for the reporting period.  Actual results could differ from those estimates.

Discontinued Operations

Prior to the adoption of the Liquidation Basis of Accounting, the Company followed the guidance of the Presentation of Property, Plant, and Equipment Topics of the ASC, with respect to long-lived assets classified as held for sale.  The ASC required that the results of operations, including impairment, gains and losses related to the properties that were sold or properties that were intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold were to be separately classified on the balance sheet.  Properties designated as held for sale were carried at the lower of cost or fair value less costs to sell and were not depreciated.

Net Loss Per Share

Prior to the adoption of the Liquidation Basis of Accounting, the Company reported basic net loss per share data by dividing net loss by the weighted average number of shares common stock outstanding during each period.  Diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding, including the dilutive effect, if any, of options and warrants.  The diluted net loss per share calculation for the three months ended March 31, 2016 excluded 1.8 million options and 8.5 million warrants because we were in a loss position.

Reportable Segments

We regularly allocate resources to and assess the performance of our operations by segments that are organized by unique geographic and operating characteristics. The segments are organized in order to manage regional business, currency and tax related risks and opportunities. Operations included under the heading “United States” include corporate management, cash management, business development and financing activities performed in the United States and other countries, which do not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables are eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses are included in the United States segment and are not allocated to other operating segments. Segment assets as of March 31, 2017 and December 31, 2016 and segment loss attributable to Harvest for the three months ended March 31, 2016 have been adjusted to conform to the current presentation method in which intersegment items are eliminated from each segment’s assets and results.

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Segment Assets
United States and other	$67,524	$76,210
Assets held for sale (a)	31,194	30,887
Total assets	$98,718	$107,097
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations for further information.

Three Months Ended March 31, 2016
(in thousands)
Segment Loss Attributable to Harvest
United States and other	$(5,085)
Loss from continuing operations	(5,085)
Discontinued operations (a)	(9,011)
Net loss attributable to Harvest (b)	$(14,096)
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations for further information.
(b) Net of net loss attributable to noncontrolling interest owners.

Other Administrative Property

Prior to adoption of Liquidation Basis of Accounting, furniture, fixtures and equipment were recorded at cost and depreciated using the straight-line method over their estimated useful lives, which ranged from three to five years. Leasehold improvements were recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three months ended March 31, 2016, depreciation expense was $20 thousand in continuing operations.

Other Assets

Other assets at March 31, 2017 include deposits and at December 31, 2016 include deposits and prepaid insurance.

Capitalized Interest

Prior to adoption of Liquidation Basis of Accounting, we capitalized interest costs for qualifying oil and natural gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three months ended March 31, 2016, we did not capitalize interest costs due to insufficient on-going activity related to our oil and natural gas activities.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable and stock appreciation rights (“SARs”). We maintain cash and cash equivalents in bank deposit accounts with commercial banks, which at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable, prepaid costs, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term nature (Level 1).  The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
SARs liability	$—	$647	$—	$647
	$—	$647	$—	$647

	As of December 31, 2016

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
SARs liability	$—	$1,903	$—	$1,903
	$—	$1,903	$—	$1,903

As of March 31, 2017, the fair value of our liability awards included $0.6 million for our SARs which were recorded in accrued expense.   As of December 31, 2016, the fair value of our liability awards included $1.9 million for our SARs which were recorded in accrued expenses.

Derivative Financial Instruments

Prior to adoption of Liquidation Basis of Accounting and as required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  As of March 31, 2017 and December 31, 2016, we did not have derivative instruments.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Three Months Ended March 31, 2016
(in thousands)
Financial assets - embedded derivative asset (a):
Beginning balance	$5,010
Change in fair value	(9)
Ending balance	$5,001
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations

Three Months Ended March 31, 2016
(in thousands)
Financial liabilities - warrant derivative liability (a):
Beginning balance	$5,503
Change in fair value	4,061
Ending balance	$9,564
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations

Three Months Ended March 31, 2016
(in thousands)
Financial liabilities - stock appreciation rights
Beginning balance	$50
Change in fair value	70
Ending balance	$120

During three months ended March 31, 2017 and 2016, no transfers were made between Level 1, Level 2 and Level 3 assets or liabilities.

Share-Based Compensation

We used the fair value based method of accounting for share-based compensation. We utilized the Black-Scholes option pricing model or a Monte Carlo simulation, as appropriate based on the attributes of the instrument, to measure the fair value of stock options and SARs on their grant dates.

In March 2017, stock options were exercised for 727,671 common shares resulting in cash proceeds to Harvest of $0.1 million.   From the common shares issued, 528,681 shares were surrendered as treasury shares to pay the exercise price and for taxes.

In April 2017, stock options were exercised for 366,131 common shares resulting in cash proceeds to Harvest of $1.1 million.   From the common shares issued, 87,761 shares were surrendered as treasury shares to pay the exercise price and for taxes.

The following table is a summary of compensation expense recorded in general and administrative expense in our consolidated condensed statements of operations and comprehensive loss by type of awards:

Employee Stock-Based Compensation	Three Months Ended March 31, 2016

(in thousands)
Equity based awards:
Stock options	$556
Restricted stock	34
RSUs	74
Total expense related to equity based awards	664

Liability based awards:
SARs	103
RSUs	150
Total expense related to liability based awards	253
Total compensation expense	$917

The assumptions summarized in the following table were used to calculate the fair value of the SARs classified as Level 3 instruments that were outstanding as of the balance sheet date:

	Fair Value
	Hierarchy
	Level	As of March 31, 2016
Significant assumptions (or ranges):
Exercise price	Level 1 input	$2.40
Threshold price	Level 1 input	$4.52
Suboptimal exercise factor	Level 3 input	2.50
Term (years)	Level 1 input	4.31
Volatility	Level 2 input	110.00%
Risk-free rate	Level 1 input	1.09%
Dividend yield	Level 2 input	0.0%

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

Prior to adoption of Liquidation Basis of Accounting, we classified interest related to income tax liabilities and penalties as applicable, as interest expense.  We recorded no penalties during the three months ended March 31, 2017 or 2016.

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2016, a deferred tax liability of $0.1 million was recorded based on the unremitted earnings of our foreign subsidiaries that would be repatriated to the U.S. pursuant to our overall Plan of Dissolution.  With the Plan of Dissolution, the foreign subsidiaries will be dissolved and the previously unremitted earnings will be repatriated in 2017.  The income tax event will be a current year item and no longer represent a deferred tax liability.  In the first quarter of 2017, the deferred tax liability of $0.1 million was reversed resulting in a deferred tax benefit.  For the current year, the Company expects to generate a net loss even with the inclusion of the previously unremitted earnings in taxable income.  Consequently, no current income tax liability has been recorded during the three months ended March 31, 2017.

Noncontrolling Interest Owners

Changes in noncontrolling interest owners were as follows:

Three Months Ended March 31, 2016
(in thousands)
Balance at beginning of period	$447
Contributions by noncontrolling interest owners	541
Net loss attributable to noncontrolling interest owners	(2,908)
Balance at end of period	$(1,920)

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51% interest in Harvest Vinccler Dutch Holding, B.V.  (“Harvest Holding”), to Delta Petroleum, pursuant to a share purchase agreement.  With the sale and subsequent deconsolidation of Harvest Holding, we do not have any continuing involvement in Venezuela and no longer have non-controlling interest owners.

New Accounting Pronouncements

As a result of adopting Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our net assets in liquidation or changes in net assets in liquidation.

Note 4 – Statement of Net Assets in Liquidation

As a result of the Board’s approval of the Plan of Dissolution, the Company adopted the Liquidation Basis of Accounting, effective January 1, 2017.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, have been stated at contractual amounts and those estimated costs associated with implementing the Plan of Dissolution, have been stated at their estimated settlement amounts.

The following is a reconciliation of Stockholders’ Equity under going concern basis of accounting to net asset in liquidation under Liquidation Basis of Accounting:

Three Months Ended March 31, 2017
(unaudited)
HARVEST STOCKHOLDERS' EQUITY AT DECEMBER 31, 2016 - GOING CONCERN BASIS	$99,199
Effects of adopting the liquidation basis of accounting:
Decrease due to reducing assets to their net realizable value	(1,393)
Increase due to reducing liabilities to their settlement amounts	949
Estimated liquidation and operating costs in excess of operating receipts during liquidation	(28,241)
Total effects of adopting the liquidation basis of accounting:	(28,685)
NET ASSETS IN LIQUIDATION - JANUARY 1, 2017	70,514
Changes in net assets in liquidation:
Change in net realizable value of assets	5,321
Collection of note and accrued interest receivable	(12,307)
Change in liability for estimated costs in excess of estimated receipts during liquidation	8,855
Change in settlement amounts of liabilities	(142)
Total changes in net assets in liquidation	1,727
NET ASSETS IN LIQUIDATION - MARCH 31, 2017	$72,241

On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.  The distribution was made on May 4, 2017 for a total initial liquidating distribution of $66.2 million. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution.  The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.

Note 5 – Liability for Estimated Costs in Excess of Receipts during Liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Dissolution.  These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

These accruals will be adjusted from time to time as projections and assumptions change.  These costs are anticipated to be paid throughout the liquidation period.  The accruals related to dissolution costs are primarily related to severance and employment contract payments of $14.6 million and other dissolution costs of $5.9 million.  Upon transition to the Liquidation Basis of Accounting on January 1, 2017, the Company accrued the following income and expenses expected to be earned or incurred during dissolution and liquidation from January 1, 2017 through March 31, 2017.

	As of January 1, 2017	Expenditures/ (Receipts)	Remeasurement of Assets and Liabilities	As of March 31, 2017
	(in thousands)
Assets:
Additional proceeds from sale of Harvest Dussafu	$2,046	$—	$1,502	$3,548
Estimated net inflows from exercise of stock options	—	—	1,130	1,130
Estimated net inflows from interest earnings	648	(304)	—	344
Liabilities:
Estimated transaction costs related to the sale of Harvest Dussafu	(1,148)	349	(283)	(1,082)
General overhead costs	(9,321)	2,936	—	(6,385)
Severance and employment contract payments	(14,563)	2,604	—	(11,959)
Other dissolution costs	(5,903)	921	—	(4,982)
Liability for estimated costs in excess of estimated receipts during liquidation	$(28,241)	$6,506	$2,349	$(19,386)

Note 6 – Assets and Liabilities Held for Sale and Discontinued Operations

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia, entered into the Sale and Purchase Agreement with BW Energy, to sell all of Harvest’s oil and gas interests in Gabon.  Harvest’s stockholders approved the proposed sale at a special meeting on February 23, 2017.  The sale was subject to additional conditions before it could close such as approval from Gabonese government.  We received the Gabonese government’s approval on April 5, 2017 and we completed the sale on April 10, 2017.

Under the terms of the Sale and Purchase Agreement, BW Energy acquired HNR Energia's 100 percent interest in Harvest Dussafu, which owns a 66.667 percent interest in the Dussafu production sharing contract located offshore of Gabon.  See Note 1 - Organization, Sale of Gabon Interests for further information.

Harvest Dussafu’s assets and liabilities have been reclassified to assets and liabilities held for sale as follows:

Assets held for sale	As of March 31, 2017	As of December 31, 2016

	(in thousands)
Cash and cash equivalents	$728	$1,076
Accounts receivable	101	13
Oil and gas properties	30,365	29,798
	$31,194	$30,887

Liabilities held for sale	As of March 31, 2017	As of December 31, 2016

	(in thousands)
Accounts payable	$296	$47
Accrued Expenses	109	38
	$405	$85

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51% interest in Harvest Holding, to Delta Petroleum, pursuant to a share purchase agreement, dated June 29, 2016 (the “Share Purchase Agreement”). Harvest Holding owns, indirectly through wholly owned subsidiaries, a 40% interest in Petrodelta S.A., through which all of the Company’s interests in Venezuela were owned. Thus, under the Share Purchase Agreement, the Company sold all of its interests in Venezuela to Delta Petroleum and we do not have any continuing involvement in Venezuela.

Harvest Dussafu and Harvest Holding’s effect on results of operations have been reported in discontinued operations for the three months ended March 31, 2016 as follows:

	Three Months Ended March 31, 2016
Loss from Discontinued Operations	Harvest Dussafu	Harvest Holding	Total
	(in thousands)

Depreciation	$—	$(6)	$(6)
Exploration expense	(664)	—	(664)
Impairment expense - oilfield inventories	(128)	—	(128)
Allowance for note receivable	—	(5,160)	(5,160)
General and administrative expense	(14)	(930)	(944)
Change in fair value of warrant derivative liability	—	(4,061)	(4,061)
Change in fair value of embedded derivative asset	—	(9)	(9)
Interest expense	—	(1,096)	(1,096)
Foreign currency transaction gains (losses)	(4)	161	157
Income tax expense	—	(8)	(8)
Loss from discontinued operations, net of income taxes	(810)	(11,109)	(11,919)
Loss attributable to noncontrolling interests	—	(2,908)	(2,908)
Loss from to discontinued operations attributable to Harvest, net of income taxes	$(810)	$(8,201)	$(9,011)

Note 7 – Commitments and Contingencies

Under the agreements with our partner in the Dussafu Production Sharing Contract (“Dussafu PSC”), we were jointly and severally liable to various third parties. As of March 31, 2017, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period was $0.4 million ($0.1 million as of December 31, 2016) and was related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities. As we were the operator for the Dussafu PSC, the gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed statement of net assets in liabilities held for sale as of March 31, 2017.   The gross carrying amount related to accounts payable and withholding taxes are reflected in the consolidated condensed balance sheet in liabilities held for sale as of December 31, 2016.      The net amount related to other accrued expenses is reflected in accrued expenses in the consolidated condensed balance sheet in liabilities associated with discontinued operations. Our partners had obligations totaling $0.0 million as of March 31, 2017  ($21 thousand as of December 31, 2016 to us for these liabilities.

On February 27, 2015, Harvest (US) Holding, Inc. (“Harvest US”) and Branta, LLC and Branta Exploration & Production Company, LLC   filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado. The plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two Purchase and Sale Agreements, each dated March 21, 2011. In the complaint, the plaintiffs allege that, prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta by discussing the auction of the assets with a potential bidder for the assets, which caused the potential bidder not to participate in the auction and resulted in a depressed sales price for the assets. The complaint seeks damages and fees for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage. In September 2015, plaintiffs amended their complaint to add Ute Energy, LLC and Crescent Point Energy Corporation as defendants. Subsequently, plaintiffs agreed to dismiss with prejudice all claims against Ute Energy, LLC and Crescent Point Energy Corporation.    On April 25, 2017, the court set a trial date of September 11, 2017.

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

On October 14, 2016, Saltpond Offshore Producing Co., Ltd. (“Saltpond”) filed a petition in the 334th Judicial District Court of Harris County, Texas under Rule 202 of the Texas Rules of Civil Procedure to take a pre-suit deposition of the Company’s general counsel.  The petition alleges that Alessandro Bazzoni, as a representative of CT Energy, obtained proceeds from oil allegedly misappropriated from Saltpond and used these funds to consummate the June 19, 2015 Securities Purchase Agreement between CT Energy and the Company.  The petition “seeks information to pursue a claim under the Uniform Fraudulent Transfer Act.”  A hearing had been scheduled for November 11, 2016 as to whether Saltpond should be entitled to seek information from the Company but the hearing was postponed at the request of Saltpond’s lawyers.  On April 12, 2017, Saltpond and Imperial Energy Ventures, Ltd. filed an amended petition against Cinque Terre Financial Group, Ltd.; Cinque Terre Energy Partners, LLC.; CT Energia, Ltd.; CT Energy Holding SLR (collectively, the “CT Corporate Defendants”); Alessandro Bazzoni; and the Company.  The amended petition alleges breach of contract, fraud, unjust enrichment and violation of the Texas Theft Liability Act by the CT Corporate Defendants and Mr. Bazzoni, and liability by all defendants for civil conspiracy.  Plaintiffs seek actual damages of approximately $5.5 million and additional damages.    The Company denies the allegations in the petition and intends to mount a vigorous defense. It is not possible to estimate the likelihood or magnitude of any potential liability at this point.

We are a defendant in or otherwise involved in other litigation incidental to our business. In the opinion of management, there is no such incidental litigation that will have a material adverse effect on our financial condition, results of operations and cash flows.

Note 8 – Subsequent Events

On April 10, 2017, we completed the sale of Harvest Dussafu to BW Energy.  After taking into consideration taxes and transaction related costs, the net proceeds of the transaction were approximately $29.4 million.  See Note 1 – Organization, Sale of Gabon Interests for further information.

On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.  The distribution was made on May 4, 2017 for a total initial liquidating distribution of $66.2 million.  See Note 1 - Organization, Plan of Dissolution and Liquidation for further information.

In accordance with the Company’s Plan of Dissolution, the Company filed a certificate of dissolution with the Delaware Secretary of State on May 4, 2017, which dissolved the Company as of 8:00 p.m. on May 4, 2017. In accordance with the General Corporation Law of the State of Delaware, the Company’s sole purpose is winding up the business affairs of the Company in accordance with the Plan of Dissolution.

In connection with the filing of the Certificate of Dissolution, shares of the Company’s Common Stock, which previously traded under the ticker symbol “HNR” on the New York Stock Exchange (“NYSE”) ceased trading on the NYSE prior to the opening of trading on May 5, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Harvest Natural Resources, Inc. (“Harvest” or the “Company”) cautions that any forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) contained in this report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. When used in this report, the words “budget”, “forecast”, “expect”, “believes”, “goals”, “projects”, “plans”, “anticipates”, “estimates”, “should”, “could”, “assume” and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Securities Act and the Exchange Act, we caution you that important factors could cause actual results to differ materially from those in any forward-looking statements. These factors include, among other factors, risks related to the disruption of dissolution and liquidation of Harvest and its operations and management; the effect of the dissolution and liquidation on Harvest’s ability to retain and hire key personnel and maintain relationships with its suppliers and other third parties; difficult global economic and commodity and capital markets conditions; changes in the legal and regulatory environment; political and economic risks associated with international operations; risk that actual results may vary considerably from estimates; the dependence on the abilities and continued participation of our key employees; risks normally incident to the exploration, operation and development of oil and natural gas properties; prices for oil and natural gas and related financial derivatives; changes in interest rates; political stability; civil unrest; acts of terrorism; risks associated with third-party claims and litigation and the difficulty of controlling related outcomes or assessing ultimate liabilities; currency and exchange risks; currency controls; changes in existing or potential tariffs, duties or quotas; changes in taxes; changes in governmental policy; lack of liquidity; availability of sufficient financing; changes in weather conditions; our ability to continue as a going concern; and other risks, including those discussed in our public filings.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K (“the 2016 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 6, 2017, and in Item 1A – Risk Factors of this Quarterly Report.

Executive Summary

Recent Developments

On October 7, 2016, following the sale of our Venezuelan interests, we announced that we were evaluating a possible dissolution of Harvest. On December 30, 2016, the Company’s board of directors (the “Board”) unanimously determined that a proposed dissolution was advisable and in the best interests of us and our stockholders, adopted an initial plan of liquidation and dissolution, authorized the proposed dissolution, recommended that our stockholders authorize the proposed dissolution in accordance with the Plan of Dissolution, and generally authorized our officers to take all necessary actions to affect our dissolution. At its meeting held on January 12, 2017, our Board further discussed the liquidation and proposed dissolution, rescinded its adoption of the initial plan of liquidation and dissolution and adopted the Plan of Dissolution and Liquidation (“Plan of Dissolution”), which included changes based on comments received from tax and other counsel.  On February 23, 2017, the holders of a majority of all outstanding shares of Harvest’s common stock approved the Plan of Dissolution at a special meeting of Harvest’s stockholders, which provides for our complete dissolution and liquidation.  See Part I Financial Information, Item 1 – Financial Statements, Note 1 – Organization, Plan of Dissolution and Liquidation for further information.

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia B.V., a Curacao company, (“HNR Energia”), entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with BW Energy Gabon Pte. Ltd., a private Singapore company (“BW Energy”), to sell all of Harvest’s oil and gas interests in Gabon.  Harvest’s stockholders approved the proposed sale at a special meeting on February 23, 2017.  The sale was subject to additional conditions before it could close such as approval from Gabonese government.  We received Gabonese governmental approval on April 5, 2017.  On April 10, 2017, we completed the sale. See Part I Financial Information, Item 1 – Financial Statements, Note 1 – Organization, Sale of Gabon Interests for further information.

Results of Operations

In light of the adoption of Liquidation Basis of Accounting as of January 1, 2017, the results of operations for the current period are not comparable to the prior year periods. Due to the adoption of the Plan of Dissolution, we no longer consider this to be a key performance measure.

Changes of Net Assets in Liquidation

At adoption of Liquidation Basis of Accounting, Harvest stockholders’ equity was decreased by approximately $28.7 million as of January 1, 2017 to arrive at net assets in liquidation of $70.5 million. The primary reason for the decrease in net assets as of January 1, 2017 was due to accrual of estimated liquidation and operating costs in excess of operating receipts during liquidation, reduction of assets to their net realizable values and offset by reduction of liabilities to their settlement amounts.   During the three months ended March 31, 2017, net assets in liquidation increased by $1.7 million.  The primary reason for the increase net assets was an $8.9 million decrease in liability for estimated costs in excess of estimated receipts during liquidation and a $5.3 million increase in net realizable value of assets offset by a $12.3 million decrease in note and accrued interest receivable to arrive at net assets in liquidation of $72.2 million as of March 31, 2017.

Three Months Ended March 31, 2017
(unaudited)
HARVEST STOCKHOLDERS' EQUITY AT DECEMBER 31, 2016 - GOING CONCERN BASIS	$99,199
Effects of adopting the liquidation basis of accounting:
Decrease due to reducing assets to their net realizable value	(1,393)
Increase due to reducing liabilities to their settlement amounts	949
Estimated liquidation and operating costs in excess of operating receipts during liquidation	(28,241)
Total effects of adopting the liquidation basis of accounting:	(28,685)
NET ASSETS IN LIQUIDATION - JANUARY 1, 2017	70,514
Changes in net assets in liquidation:
Change in net realizable value of assets	5,321
Collection of note and accrued interest receivable	(12,307)
Change in liability for estimated costs in excess of estimated receipts during liquidation	8,855
Change in settlement amounts of liabilities	(142)
Total changes in net assets in liquidation	1,727
NET ASSETS IN LIQUIDATION - MARCH 31, 2017	$72,241

Estimated Income and Costs Incurred during the Liquidation Period

Under the Liquidation Basis of Accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The accruals related to dissolution costs are primarily related to severance and employment contract payments of $14.6 million and other dissolution costs of $5.9 million as of March 31, 2017.  These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the accruals for estimated income and costs incurred during the liquidation period:

Accruals as of January 1, 2017

Interest income on cash deposits	$648
Additional proceeds from sale of Harvest Dussafu	2,046
General overhead costs	(9,321)
Dissolution costs	(20,466)
Transaction and overhead costs associated with the sale of Harvest Dussafu	(1,148)
Total estimated liquidation and operating costs in excess of operating receipts during liquidation	$(28,241)

Results of Operation for the Three Months Ended March 31, 2016 (Going Concern Basis)

Loss from Continuing Operations

During the three months ended March 31, 2016, we reported a net loss attributable to continuing operations of $5.1 million or $0.40 per basic and diluted loss per share.  Expenses from continuing operations were:

Three Months Ended
March 31, 2016
(in thousands)
Depreciation and amortization	$(20)
Exploration expense	(57)
General and administrative	(5,008)
Loss from continuing operations	$(5,085)

General and administrative costs for the three months ended March 31, 2016 consisted of employee related costs ($2.8 million), general operations and overhead ($0.6 million), contract services ($1.4 million), travel ($0.1 million) and taxes other than income ($0.1 million).

Loss from Discontinued Operations

During the three months ended March 31, 2016, we reported a net loss attributable to discontinued operations of $11.9 million or $0.70 per basic and diluted loss per share.  Expenses from discontinued operations were:

Three Months Ended
March 31, 2016
(in thousands)
Loss from Discontinued Operations

Depreciation	$(6)
Exploration expense	(664)
Impairment expense - oilfield inventories	(128)
Allowance for note receivable	(5,160)
General and administrative expense	(944)
Change in fair value of warrant derivative liability	(4,061)
Change in fair value of embedded derivative asset and liabilities	(9)
Interest expense	(1,096)
Foreign currency transaction gains	157
Income tax expense	(8)
Loss from discontinued operations, net of income taxes	(11,919)
Loss attributable to noncontrolling interests	(2,908)
Loss from discontinued operations attributable to Harvest, net of income taxes	$(9,011)

Our accounting method for oil and natural gas properties was the successful efforts method. During the three months ended March 31, 2016, we incurred $0.6 million of exploration costs for the processing and reprocessing of seismic data related to ongoing operations in Gabon and $0.1 million related to other general business development activities.

During the three months ended March 31, 2016 we incurred $0.1 million of impairment expense for the oilfield inventory related to the Dussafu PSC.

During the three months ended March 31, 2016, we recorded a $5.2 million allowance to fully reserve the 11.0% promissory note due 2019 from CT Energia Holding Ltd (“CT Energia Note”) due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

General and administrative costs for the three months ended March 31, 2016 consisted of employee related costs ($0.3 million), general operations and overhead ($0.1 million), contract services ($0.3 million), travel ($0.1 million) and taxes other than income ($0.1 million).

During the three months ended March 31, 2016, the $4.1 million change in the fair value of the warrant liability acquired by CT Energy to purchase up to 8,517,705 shares of Harvest’s common stock at an initial exercise price of $5.00 per share (“CT Warrant”) was related to the increase in fair value of the CT Warrant issued on June 19, 2015.

The interest expense for the three months ended March 31, 2016 was related to a five year, 15.0% non-convertible senior secured promissory note to CT Energy Holding SRL.

We recognized a $0.2 million gain on foreign currency transactions for the three months ended March 31, 2016.  The gain in 2016 was primarily associated with a favorable change in the Bolivar denominated liabilities.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $2.9 million for the three months ended March 31, 2016.  The net loss attributable to noncontrolling interests during the three months ended March 31, 2016 was primarily from fully reserving the note receivable from CT Energia related to our ongoing operations at Harvest Vinccler as they continue oversight of our investment in Petrodelta, S.A.

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

After the completion of the sale of our Gabon interests on April 10, 2017, our primary asset is cash.  We will use the proceeds from the sale of our Gabon interests to pay expenses and taxes, if any, associated with the sale and for other operating expenses. Subject to determinations to be made by our Board, the remaining proceeds will be used to provide reserves of funds for future or contingent liabilities as may be determined necessary by our Board pursuant to Delaware law, to pay or settle existing obligations, to pay costs (including taxes) associated with the liquidation and winding up of our business, and to distribute remaining assets to our stockholders.  We expect the cash on hand will be adequate to meet our liquidity requirements for dissolution of the Company.  On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.  The total initial liquidating distribution of $66.2 million was made on May 4, 2017.  Our contingent items include:  (1) the gain contingency represented by our lawsuit against Newfield (as to which the likelihood of revenues to us cannot be assured and the amount of any success cannot correctly be estimated (2) the funds blocked by OFAC in the LOGSA matter, which is a gain contingency of $0.7 million if we are able to recoup these funds, and (3) various other assets whose realizable cash value is not expected to exceed $2.0 million.  See Part I Financial Information, Item 1 – Financial Statements, Note 7 – Commitments and Contingencies for further information.

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

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2016, a deferred tax liability of $0.1 million was recorded based on the unremitted earnings of our foreign subsidiaries that would be repatriated to the U.S. pursuant to our overall Plan of Dissolution.  With the Plan of Dissolution, the foreign subsidiaries will be dissolved and the previously unremitted earnings will be repatriated in 2017.  The income tax event will be a current year item and no longer represent a deferred tax liability.  In the first quarter of 2017, the deferred tax liability of $0.1 million was reversed resulting in a deferred tax benefit.  For the current year, the Company expects to generate a net loss even with the inclusion of the previously unremitted earnings in taxable income.  Consequently, no current income tax liability has been recorded during the three months ended March 31, 2017.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Prior to the April 10, 2017, closing of the sale of Harvest Dussafu, our results of operations and cash flow were affected by changing oil prices.

There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control.

Within the United States and other countries in which we conducted business, inflation has had a minimal effect on us.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

See Part I Financial Information, Item 1 – Financial Statements, Note 3 – Summary of Significant Accounting Policies and our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our Critical Accounting Policies and Estimates.

New Accounting Pronouncements

See Part I Financial Information, Item 1 – Financial Statements, Note 3 – Summary of Significant Accounting Policies, New Accounting Pronouncements for a summary of the impact of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Prior to the April 10, 2017, closing of the sale of Harvest Dussafu, we were exposed to market risk from adverse fluctuations in oil and natural gas prices, as discussed in our 2016 Form 10-K.  As our assets consist primarily of cash and assets held for sale is not expected to have a material effect on us.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of March 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I – Information, Item 1- Financial Statements, Note 6 – Commitments and Contingencies.

Item 1A.  Risk Factors

We cannot assure you that any additional liquidating distribution will be made to our stockholders or, if made, the exact amount or timing of distributions.  Our dissolution, liquidation and winding up process will be subject to uncertainties.  It is possible that there will be no liquidating distribution made to our stockholders.  The amount and timing of any liquidating distribution to our stockholders will depend on the following factors, among others:

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

•	How long it will take us to liquidate all of our remaining non-cash assets.

We will continue to incur expenses that will reduce any amounts available for distribution to our stockholders.    Claims, liabilities and expenses, such as salaries, severance payments, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and general and administrative expenses, will continue to be incurred by us as we wind down.  In particular, as previously disclosed, we expect to become obligated to pay approximately $12 million in severance payments and other benefits to a number of our officers in connection with the dissolution.  We cannot estimate the aggregate amount of these expenses, but these expenses will reduce the amount of funds available for distribution to our stockholders.

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

Further stockholder approval will not be required in connection with the implementation of our Plan of Dissolution, including for the sale or disposition of any of our remaining assets.  Our Plan of Dissolution provides that we may sell our other assets after dissolution, as necessary to affect our Plan of Dissolution.  Under our Plan of Dissolution, we will not seek and are not required to seek additional stockholder authorization of any other asset sale.  As a result, the Board may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale or disposition of our remaining assets, with which our stockholders may not agree.

Our common stock ceased to be traded at the time of our dissolution.  We closed our stock transfer books after our dissolution became effective at 8 p.m. Eastern time on May 4, 2017.  As a result, from and after that time, we will not recognize any transfer of our common stock, other than transfers by operation of law as to which we have received adequate written notice.  The record date for determining which stockholders are eligible to receive liquidating distributions is be the date on which our dissolution became effective, except as may be necessary to reflect subsequent transfers by operation of law.   The only value associated with our shares is the potential right to receive possible distributions in the future as part of the liquidation and dissolution process in accordance with the Plan of Dissolution.

We may cease to file our annual, quarterly and current reports with the SEC.  Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities laws, we intend to seek relief from all or some of our reporting obligations as soon as possible.  There can be no assurances that we will be able to obtain this kind of relief from the SEC.  However, if we receive relief, certain information about us (including audited financial information) currently reported to you and the public would no longer be available.

Our officers may have interests in the dissolution that are different from those of our stockholders in general.    In accordance with the terms of pre-existing agreements, such as our employment agreements with executive officers, our executive officers may receive certain benefits as a result of the termination of their employment as a result of our dissolution.  Our officers will likely receive the additional severance benefits to which they became eligible as a result of the sale of our Venezuelan interests on October 7, 2016, because we currently expect to terminate their employment within 730 days following that date.  If we proceed with our dissolution, it is expected that eventually and probably within this 730-day period, we will terminate the employment of all of our executive officers and we will be required to provide them with the severance benefits required by their employment agreements, including the additional severance benefits payable after a change of control.  We estimate that the cost of making these payments will be approximately $12 million.  As a result, some officers may have interests that are different from certain stockholders’ interests and may support actions with which stockholders may disagree.

In particular, we are obligated to pay James A. Edmiston, our President and Chief Executive Officer, approximately $4.3 million in severance benefits.  On April 13, 2017, we terminated the employment agreement of Mr. Edmiston and entered into a separation and release agreement with Mr. Edmiston.

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

As of December 31, 2016, the Company had cumulative net operating loss carryforwards ("NOLs") of approximately $56.0 million, which can be utilized in certain circumstances to offset possible future U.S. taxable income.  If Harvest were to undergo one or more “ownership changes” within the meaning of section 382 of the Code, or if one has already occurred, our net operating losses and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset income or gain, if any, from the proposed dissolution and liquidation of our subsidiaries. If we are unable to fully offset any U.S. federal taxable income or gain that result from those proposed dissolutions and liquidation, we may be liable for U.S. federal income taxes that could reduce the assets available for distributions to our stockholders.

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

On February 16, 2017, the Board adopted a Rights Agreement (as amended from time to time the “Rights Plan”) designed to preserve the Company’s tax assets.  The Rights Plan reduces the likelihood that changes in Harvest’s investor base would limit Harvest’s future use of its tax benefits.  See Part I Financial Information, Item 1 – Financial Statements, Note 1 – Organization, Rights Agreement to Protect Net Operating Losses for further information.

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

The loss of key personnel could adversely affect our ability to efficiently dissolve, liquidate and wind up. We intend to rely on a few individuals in key management roles to dissolve, liquidate and wind up, either through their continued employment or in consulting roles. Loss of one or more of these key individuals could hamper the efficiency or effectiveness of these processes.

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

2.3.1*	First Amendment to Sale and Purchase Agreement, dated March 17, 2017, by and among HNR Energia B.V., Harvest Natural Resources, Inc., and BW Energy Gabon Pte. Ltd.
2.3.2*	Second Amendment to Sale and Purchase Agreement, dated March 31, 2017, by and among HNR Energia B.V., Harvest Natural Resources, Inc., and BW Energy Gabon Pte. Ltd.
2.4	Plan of Complete Liquidation, Dissolution, Winding Up and Distribution (incorporated by reference in Appendix F of our Definitive Proxy Statement, filed with the SEC on January 23, 2017).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q filed on November 9, 2010).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-3 filed on September 29, 2015).
3.1.2	Certificate of Designations of Series C Preferred Stock of the Company filed on June 19, 2015 (incorporated by reference to our Form 8-K filed on June 22, 2015).
3.1.3	Certificate of Elimination of Preferred Stock, Series C of Harvest Natural Resources, Inc. dated February 19, 2016 (Incorporated by reference to our form 8-K filed on February 19, 2016.
3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-K filed with the SEC on November 7, 2016).
3.2	Restated Bylaws as of May 15, 2015 (incorporated by reference to our Form 8-K filed on May 15, 2015).
3.3	Certificate of Designations of Series D Preferred Stock of Harvest Natural Resources, Inc. (incorporated by reference to our Form 8-K filed with the SEC on February 21, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 17, 2008).
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

4.4	Common Stock Purchase Warrant, dated as of June 19, 2015, issued to CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
4.4.1

First Amendment to Harvest Natural Resources, Inc. Common Stock Purchase Warrant, dated as of September 8, 2016, between the Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on September 14, 2016).

4.5

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

10.1	Registration Rights Agreement, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.2	Management Agreement, dated June 19, 2015, between the Company, HNR Finance B.V., and CT Energia Holding Ltd. (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.3	Investor Voting Agreement, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.4

Security Agreement, dated June 19, 2015, by and among the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of CT Energy Holding SRL (incorporated by reference to our Form 10-Q filed with the SEC on August 7, 2015).

10.5

Guaranty Agreement, dated June 19, 2015, by and among the Company, Harvest (US) Holding, Inc., Harvest Natural Resources, Inc. (UK) and Harvest Offshore China Company in favor of CT Energy Holding SRL (incorporated by reference to our Form 10-Q filed with the SEC on August 7, 2015).

10.6

15% Non-Convertible Senior Secured Promissory Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).

10.6.1

First Amendment to 15% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of December 31, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

10.6.2

Second Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of April 1, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on April 7, 2016).

10.6.3

Third Amendment to 15.0% Non-Convertible Senior Secured Promissory Note Due 2020, effective as of May 3, 2016, between Harvest Natural Resources, Inc. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on May 9, 2016).

10.7	9% Convertible Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.8	15% Additional Draw Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on June 22, 2015).
10.9

11.0% Senior Unsecured Promissory Note Due 2019, dated January 4, 2016, executed by CT Energia Holding Ltd. and payable to HNR Finance B.V. (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

10.10

Settlement Agreement, dated as of September 8, 2016, among Petroandina Resources Corporation N.V., Harvest Natural Resources, Inc., HNR Energia B.V. and CT Energy Holding SRL (incorporated by reference to our Form 8-K filed with the SEC on September 14, 2016).

10.11

11.0% Promissory Note Due April 7, 2017, dated October 7, 2016, executed by CT Energia Holding Ltd. and payable to HNR Finance B.V. (incorporated by reference to our Form 8-K filed with the SEC on January 7, 2016).

10.12	Guarantee, dated as of December 21, 2016, made by BW Offshore Singapore Pte. Ltd in favor of HNR Energia B.V. (incorporated by reference to our Form 8-K filed with the SEC on December 28, 2016).
10.13	Consulting Agreement, dated March 31, 2017, between the Company and Karl L. Nesselrode (incorporated by reference to our Form 8-K filed with the SEC on April 5, 2017).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.
32.1**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2**	Certification accompanying Quarterly Report on Form 10-Q pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST NATURAL RESOURCES, INC.

Dated: May 15, 2017	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: May 15, 2017	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer