Form 10-Q
period 2017-06-30
HARVEST NATURAL RESOURCES, INC.
filed 2017-08-14
CIK 845289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June  30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File No. 1-10762

______________________________

Harvest Natural Resources, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0196707
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11111 Katy Fwy, Suite 900
Houston, Texas	77079
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

At August 11, 2017,  the Registrant had 11,520,293 shares of its common stock, par value $0.01 per share, outstanding.

HARVEST NATURAL RESOURCES, INC.

FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Condensed Statement of Net Assets at June 30, 2017 (Liquidation Basis)	2
	Consolidated Condensed Balance Sheet at December 31, 2016 (Going Concern Basis)	3
	Unaudited Consolidated Condensed Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2017 (Liquidation Basis)	4
	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2016 (Going Concern Basis)	5
	Unaudited Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2016 (Going Concern Basis)	6
	Notes to Unaudited Consolidated Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 6.	Exhibits	27
Signatures		30

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS

(LIQUIDATION BASIS)

(in thousands)

June 30, 2017
(unaudited)
Cash and cash equivalents	$27,684
Accounts receivable	2,693
Other assets	60
Accounts payable, trade and other	(444)
Liability for estimated costs in excess of estimated receipts during liquidation	(13,862)
Accrued expenses	(11,207)
COMMITMENTS AND CONTINGENCIES (Note 7)
NET ASSETS IN LIQUIDATION	$4,924

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

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

(in thousands)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(unaudited)
HARVEST STOCKHOLDERS' EQUITY AT DECEMBER 31, 2016 - GOING CONCERN BASIS		$99,199
Effects of adopting the liquidation basis of accounting:
Change in net realizable value of prepaid expenses		(617)
Change in net realizable value of other administrative property		(732)
Change in net realizable value of other assets		(44)
Change in settlement amounts of accrued expenses		949
Estimated liquidation and operating costs in excess of operating receipts during liquidation		(28,241)
Total effects of adopting the liquidation basis of accounting		(28,685)
NET ASSETS IN LIQUIDATION - BEGINNING OF PERIOD	$72,241	$70,514
Changes in net assets in liquidation:
Liquidating Dividend	(66,242)	(66,242)
Proceeds from Sale of Harvest Dussafu	31,837	31,837
Collection of note and interest receivable	—	12,307
Other changes in cash and cash equivalents	(5,105)	(12,517)
Change in net realizable value of accounts receivable	2,550	2,669
Change in assets held for sale due to completion of sale	(31,194)	(30,887)
Change in net realizable value of prepaid expenses	(69)	(69)
Change in net realizable value of other administrative property	(17)	(17)
Change in net realizable value of other assets	(41)	(41)
Change in accrued interest receivable due to collection	—	(307)
Change in note receivable due to collection	—	(12,000)
Change in settlement amounts of accounts payable, trade	(358)	340
Change in liabilities held for sale due to completion of sale	405	85
Change in settlement amounts of accrued expenses	(4,607)	(5,227)
Change in liability for estimated costs in excess of estimated receipts during liquidation	5,524	14,379
Change in settlement amounts of deferred tax liabilities	—	100
Total changes in net assets in liquidation	(67,317)	(65,590)
NET ASSETS IN LIQUIDATION	$4,924	$4,924

See accompanying notes to consolidated  condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(GOING CONCERN BASIS)

(in thousands, except per share data)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(unaudited)

EXPENSES:
Depreciation and amortization	$10	$30
Exploration expense	214	271
General and administrative	3,877	8,885
	4,101	9,186
LOSS FROM CONTINUING OPERATIONS	(4,101)	(9,186)
DISCONTINUED OPERATIONS, net of income taxes	(8,955)	(20,874)
NET LOSS	(13,056)	(30,060)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST OWNERS	(158)	(3,066)
NET LOSS AND COMPREHENSIVE LOSS ATTRIBUTABLE TO HARVEST	$(12,898)	$(26,994)

LOSS PER SHARE:
Basic and dilutive loss per share:
Loss from continuing operations	$(0.32)	$(0.71)
Loss from discontinued operations	(0.68)	(1.39)
Basic and dilutive loss per share	$(1.00)	$(2.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted shares outstanding	12,854	12,854

See accompanying notes to consolidated condensed financial statements.

HARVEST NATURAL RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(GOING CONCERN BASIS)

(in thousands)

Six Months Ended June 30, 2016
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,060)
Loss from discontinued operations net of income taxes	20,874
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30
Share-based compensation-related charges	1,914
Changes in operating assets and liabilities:
Accounts receivable	1,761
Prepaid expenses and other	364
Accounts payable	(108)
Accrued expenses	3,190
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(2,035)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment, net	(193)
NET CASH USED IN INVESTING ACTIVITIES	(193)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash used in operating activities of discontinued operations	(3,407)
Cash provided by investing activities of discontinued operations	480
Cash provided by financing activities of discontinued operations	5,924
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,997
NET INCREASE IN CASH AND CASH EQUIVALENTS	769
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,458
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,227

See accompanying notes to consolidated condensed financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Six Months Ended June 30, 2016
Supplemental Cash Flow Information:	(unaudited)
Continuing Operations:
Cash paid during the year for income taxes	$8
Supplemental Schedule of Noncash Investing Activities:
Continuing Operations:
Increase in current liabilities related to additions of property and equipment	33
Discontinued Operations:
Decrease in current liabilities related to additions of property and equipment	(43)
Accrued interest paid in-kind	1,736

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

Sale of Gabon Interests

On December 21, 2016, the Company and its wholly owned subsidiary, HNR Energia B.V., a Curacao company (“HNR Energia”), entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with BW Energy Gabon Pte. Ltd., a private Singapore company (“BW Energy”), to sell all of Harvest’s oil and gas interests in Gabon.  Harvest’s stockholders approved the proposed sale at a special meeting on February 23, 2017.  The sale was subject to additional conditions, such as approval from the Gabonese government, before it could close.  We received the Gabonese government’s approval on April 5, 2017 and we completed the sale on April 10, 2017.  See Note 6 – Assets and Liabilities Held for Sale and Discontinued Operations for more information.

Under the terms of the Sale and Purchase Agreement, BW Energy acquired HNR Energia's 100 percent interest in Harvest Dussafu B.V. (“Harvest Dussafu”), which owns a 66.667 percent interest in the Dussafu production sharing contract located offshore Gabon, for $32.0 million in cash, subject to certain adjustments, including reimbursement for approximately $2.3 million of expenditures in respect of the interest since September 30, 2016.  At the closing of the transaction, $2.5 million of the $32.0 million purchase price was retained in an escrow account to satisfy any post-closing claims the purchaser may have against Harvest and HNR Energia under the Sale and Purchase Agreement.  On August 7, 2017, $2.1 million was released from the escrow account to HNR Energia.  The remaining $0.4 million held in escrow is expected to be released in accordance with the terms of the escrow agreement once Harvest provides certain operational information to BW Energy.  As of June 30, 2017, before the receipt of the $2.1 million from the escrow account, the gross proceeds, including the reimbursements of $2.3 million, from the sale of Harvest Dussafu were approximately $31.8 million.

Plan of Dissolution and Liquidation

On October 7, 2016, following the sale of our Venezuelan interests, we announced that we were evaluating a possible dissolution of Harvest. On December 30, 2016, the Board of Directors of Harvest (the “Board”) unanimously determined that a proposed dissolution was advisable and in the best interests of Harvest and our stockholders, adopted an initial plan of dissolution and liquidation, authorized the proposed dissolution, recommended that our stockholders authorize the proposed dissolution in accordance with the Plan of Dissolution, and generally authorized our officers to take all necessary actions to affect our dissolution. At its meeting held on January 12, 2017, our Board further discussed the proposed dissolution and liquidation, rescinded its adoption of the initial plan of dissolution and liquidation and adopted the Plan of Dissolution, which included changes based on comments received from tax and other counsel.  On February 23, 2017, the holders of a majority of all outstanding shares of Harvest’s common stock authorized the  dissolution at a  special meeting of Harvest’s stockholders.

In light of closing the Gabon transaction, the Board proceeded with the plan for Harvest’s dissolution.  Under the dissolution, liquidation and winding up process under Delaware law, the proceeds from the Gabon transaction and any other proceeds will be combined with other Harvest assets to be distributed to Harvest’s stockholders in accordance with the Plan of Dissolution, subject to certain payments and costs during Harvest’s winding up process.

On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.    The total initial liquidating distribution of $66.2 million was made on May 4, 2017.  Following payment of the initial liquidating distribution, Harvest’s common stock ceased to be traded on the New York Stock Exchange as of 8:00 p.m. Eastern time on May 4, 2017.  Although our Board has not established a firm timetable for further liquidating distributions, the Board intends to, subject to contingencies inherent in winding up our business, make such distributions, if any, as soon as practicable and periodically as we pay our remaining liabilities and obligations subject to law.    Further liquidating distributions, if any, will be made in cash. The timing and amount of interim liquidating distributions and final liquidating distributions will depend on the timing and amount of proceeds the Company may receive less any costs incurred and less obligations, in connection with any litigation and the extent to which reserves for current or future liabilities are required. Accordingly, there can be no assurance that there will be any further liquidating distributions.

Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities laws, we are seeking relief from all or some of our reporting obligations, and we may determine that further reporting is no longer appropriate under the guidelines of the Securities and Exchange Commission (“SEC”) and its staff.  If we receive this relief or if we otherwise make this determination, certain information about us (including audited financial information) currently reported to you and the public would no longer be available.

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

Under the Liquidation Basis of Accounting, assets are stated at their estimated net realizable values, liabilities are stated at contractual amounts and estimated liabilities are stated at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Dissolution.  Estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders.  Claims, liabilities and future expenses for operations will continue to be incurred with the execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders.

Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash is adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to our stockholders.  If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future liquidating distributions of cash to our stockholders will be reduced and stockholders may be required to repay liquidating distributions previously made by the Company.

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

The Board has the discretion to exempt certain transactions, persons or entities from the operation of the Rights Plan if it determines that doing so would not jeopardize or endanger the Company's use of its tax assets or is otherwise in the best interests of the Company. The Board also has the ability to amend or terminate the Rights Plan prior to a triggering event. The rights issued under the Rights Plan will expire on February 17, 2020, or on an earlier date if certain events occur, as described more fully in the Rights Plan that the Company filed with the SEC on February 21, 2017.  The Rights Plan was amended to eliminate our dissolution as an event of termination.

Note 2 – Liquidity

After the completion of the sale of our Gabon interests on April 10, 2017, our primary assets are cash and accounts receivable.  We will use the proceeds from the sale of our Gabon interests to pay expenses and taxes, if any, associated with the sale and for other operating expenses. Subject to determinations to be made by our Board, the remaining proceeds will be used to provide reserves of funds for future or contingent liabilities as may be determined necessary by our Board pursuant to Delaware law, to pay or settle existing obligations, to pay costs (including taxes) associated with the liquidation and winding up of our business, and to distribute remaining assets to our stockholders.  We expect the cash on hand will be adequate to meet our liquidity requirements for dissolution of the Company.    On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.  The total initial liquidating distribution of $66.2 million was made on May 4, 2017.    Other contingent items include:  (1) the gain contingency represented by our lawsuit against Newfield (as to which the likelihood of revenues to us cannot be assured and the amount of any success cannot reasonably be estimated (2) the funds blocked by Office of Foreign Assets Control (“OFAC”) in the LOGSA matter, which is a gain contingency of $0.7 million if we are able to recoup these funds, and (3) various other assets whose realizable cash value is minimal.  See Note 7 – Commitments and Contingencies for further information.

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

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company have been stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Dissolution.  These amounts are presented in the accompanying consolidated condensed statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution.  The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the possible future distributions will reflect the estimate presented in the accompanying consolidated condensed statement of net assets.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. Third-party interests in our majority-owned subsidiaries are presented as noncontrolling interests owners.

Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in conjunction with the rules and regulations of the SEC.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the respective periods have been reflected.  These consolidated condensed financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016.

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

Net Loss Per Share

Prior to the adoption of the Liquidation Basis of Accounting, the Company reported basic net loss per share data by dividing net loss by the weighted average number of shares common stock outstanding during each period.  Diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding, including the dilutive effect, if any, of options and warrants.  The diluted net loss per share calculation for the three months ended June 30, 2016 excluded 1.7 million options and 8.5 million warrants because we were in a loss position.  The diluted net loss per share calculation for the six months ended June 30, 2016 excluded 1.7 million options and 8.5 million warrants because we were in a loss position.

Reportable Segments

We previously allocated resources to and assessed the performance of our operations by segments that were organized by unique geographic and operating characteristics. The segments were organized in order to manage regional business, currency and tax related risks and opportunities. Operations included under the heading “United States” included corporate management, cash management, business development and financing activities performed in the United States and other countries, which did not meet the requirements for separate disclosure. All intersegment revenues, other income and equity earnings, expenses and receivables were eliminated in order to reconcile to consolidated totals. Corporate general and administrative and interest expenses were included in the United States segment and are not allocated to other operating segments.

As of December 31, 2016
(in thousands)
Segment Assets
United States and other	$76,210
Assets held for sale (a)	30,887
Total assets	$107,097
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations for further information.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Segment Loss Attributable to Harvest
United States and other	$(4,101)	$(9,186)
Loss from continuing operations	(4,101)	(9,186)
Discontinued operations (a)	(8,797)	(17,808)
Net loss attributable to Harvest (b)	$(12,898)	$(26,994)
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations for further information.
(b) Net of net loss attributable to noncontrolling interest owners.

Other Administrative Property

Prior to adoption of Liquidation Basis of Accounting, furniture, fixtures and equipment were recorded at cost and depreciated using the straight-line method over their estimated useful lives, which ranged from three to five years. Leasehold improvements were recorded at cost and amortized using the straight-line method over the life of the applicable lease. For the three and six months ended June 30, 2016, depreciation expense was $10 thousand and $30 thousand in continuing operations, respectively.

Other Assets

Other assets at June 30, 2017 include deposits and at December 31, 2016 include deposits and long-term prepaid insurance.

Capitalized Interest

Prior to adoption of Liquidation Basis of Accounting, we capitalized interest costs for qualifying oil and natural gas properties. The capitalization period begins when expenditures are incurred on qualified properties, activities begin which are necessary to prepare the property for production and interest costs have been incurred. The capitalization period continues as long as these events occur.  The average additions for the period are used in the interest capitalization calculation. During the three and six months ended June 30, 2016, we did not capitalize interest costs due to insufficient on-going activity related to our oil and natural gas activities.

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

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable and stock appreciation rights (“SARs”). We maintain cash and cash equivalents in bank deposit accounts with commercial banks, which at times may exceed the federally insured limits. We have not experienced any losses from such investments. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of our receivables. In the normal course of business, collateral is not required for financial instruments with credit risk.  The estimated fair value of cash and cash equivalents and accounts receivable, prepaid costs, accounts payable, accrued expenses and other current liabilities approximate their carrying value due to their short-term nature (Level 1).  The following table set forth by level within the fair value hierarchy our financial liabilities that were accounted for at fair value as of December 31, 2016.

	As of December 31, 2016

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring
Liabilities:
SARs liability	$—	$1,903	$—	$1,903
	$—	$1,903	$—	$1,903

As of June 30, 2017, no SARs liability was included on our consolidated condensed statement of net assets.  During the three months ended June 30, 2017 and the six months ended June 30, 2017, SARs were exercised resulting in payments of $0.6 million and $1.0 million, respectively.   As of December 31, 2016, the fair value of our liability awards included $1.9 million for our SARs which were recorded in accrued expenses.

Derivative Financial Instruments

Prior to adoption of Liquidation Basis of Accounting and as required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  As of June 30, 2017 and December 31, 2016, we did not have derivative instruments.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)	(in thousands)
Financial assets - embedded derivative asset (a):
Beginning balance	$5,001	$5,010
Additions	447	447
Change in fair value	1,696	1,687
Ending balance	$7,144	$7,144
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)	(in thousands)
Financial liabilities - warrant derivative liability (a):
Beginning balance	$9,564	$5,503
Change in fair value	6,853	10,914
Ending balance	$16,417	$16,417
(a) See Note 6 - Assets and Liabilities Held for Sale and Discontinued Operations

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)	(in thousands)
Financial liabilities - stock appreciation rights
Beginning balance	$120	$50
Change in fair value	121	191
Ending balance	$241	$241

During three and six months ended June 30, 2016, no transfers were made between Level 1, Level 2 and Level 3 assets or liabilities.

Share-Based Compensation

We used the fair value based method of accounting for share-based compensation. We utilized the Black-Scholes option pricing model or a Monte Carlo simulation, as appropriate based on the attributes of the instrument, to measure the fair value of stock options and SARs on their grant dates.  At June 30, 2017, no outstanding SARs or options have economic value.

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

The following table is a summary of compensation expense recorded in general and administrative expense in our consolidated condensed statements of operations and comprehensive loss by type of awards:

Employee Stock-Based Compensation	Six Months Ended June 30, 2016

(in thousands)
Equity based awards:
Stock options	$1,113
Restricted stock	68
RSUs	149
Total expense related to equity based awards	1,330

Liability based awards:
SARs	238
RSUs	346
Total expense related to liability based awards	584
Total compensation expense	$1,914

The assumptions summarized in the following table were used to calculate the fair value of the SARs classified as Level 3 instruments that were outstanding as of June 30, 2016:

	Fair Value
	Hierarchy
	Level	As of June 30, 2016
Significant assumptions (or ranges):
Exercise price	Level 1 input	$4.52
Threshold price	Level 1 input	$10.00
Suboptimal exercise factor	Level 3 input	2.50
Term (years)	Level 1 input	4.06
Volatility	Level 2 input	110.00%
Risk-free rate	Level 1 input	0.87%
Dividend yield	Level 2 input	0.0%

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

Prior to adoption of Liquidation Basis of Accounting, we classified interest related to income tax liabilities and penalties as applicable, as interest expense.  We recorded an immaterial late filing penalty during the three and six months ended June 30, 2017 and no penalties during the three and six months ended June 30, 2016.

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2016, a deferred tax liability of $0.1 million was recorded based on the unremitted earnings of our foreign subsidiaries that would be repatriated to the U.S. pursuant to our overall Plan of Dissolution.  With the Plan of Dissolution, the foreign subsidiaries will be dissolved and the previously unremitted earnings will be repatriated in 2017.  The income tax event will be a current year item and no longer represent a deferred tax liability.  In the first quarter of 2017, the deferred tax liability of $0.1 million was reversed resulting in a deferred tax benefit.  For the current year, the Company expects to generate a net tax loss even with the inclusion of the previously unremitted earnings in taxable income.  Consequently, no current income tax liability has been recorded during the three and six months ended June 30, 2017.

Noncontrolling Interest Owners

Changes in noncontrolling interest owners were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Balance at beginning of period	$(1,920)	$447
Contributions by noncontrolling interest owners	383	924
Net loss attributable to noncontrolling interest owners	(158)	(3,066)
Balance at end of period	$(1,695)	$(1,695)

On October 7, 2016, the Company, and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51% interest in Harvest Vinccler Dutch Holding, B.V.  (“Harvest Holding”), to Delta Petroleum N.V., a limited liability company organized under the laws of Curacao (“Delta Petroleum”), pursuant to a share purchase agreement.  With the sale and subsequent deconsolidation of Harvest Holding, we do not have any continuing involvement in Venezuela and no longer have non-controlling interest owners.

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

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company have been stated at contractual amounts and those estimated costs associated with implementing the Plan of Dissolution have been stated at their estimated settlement amounts.

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

The following is a reconciliation of Stockholders’ Equity under the going concern basis of accounting to net assets in liquidation under the Liquidation Basis of Accounting:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(unaudited)
HARVEST STOCKHOLDERS' EQUITY AT DECEMBER 31, 2016 - GOING CONCERN BASIS		$99,199
Effects of adopting the liquidation basis of accounting:
Decrease due to reducing assets to their net realizable value		(1,393)
Increase due to reducing liabilities to their settlement amounts		949
Estimated liquidation and operating costs in excess of operating receipts during liquidation		(28,241)
Total effects of adopting the liquidation basis of accounting:		(28,685)
NET ASSETS IN LIQUIDATION - BEGINNING OF PERIOD	$72,241	$70,514
Changes in net assets in liquidation:
Change in net realizable value of cash and current assets	(68,223)	(62,902)
Change in note receivable and accrued interest receivable due to collection	—	(12,307)
Change in net realizable value of other administrative property	(17)	(17)
Change in net realizable value of other assets	(41)	(41)
Change in liability for estimated costs in excess of estimated receipts during liquidation	5,524	14,379
Change in settlement amounts of liabilities	(4,560)	(4,702)
Total changes in net assets in liquidation	(67,317)	(65,590)
NET ASSETS IN LIQUIDATION	$4,924	$4,924

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

These accruals will be adjusted from time to time as projections and assumptions change.  These costs are anticipated to be paid throughout the liquidation period.  The accruals related to dissolution costs are primarily related to severance and employment contract payments of $4.2 million and other dissolution costs of $4.0 million as of June 30, 2017.  Based on the transition to the Liquidation Basis of Accounting on January 1, 2017, the Company accrued the following income and expenses expected to be earned or incurred during dissolution and liquidation for the three and six months ended June 30, 2017.

	As of March 31, 2017	Remeasurement of Assets and Liabilities	Accrual based Expenditures/(Receipts)	As of June 30, 2017
	(in thousands)
Assets:
Additional proceeds from sale of Harvest Dussafu	$3,548	$—	$(3,548)	$—
Estimated net inflows from exercise of stock options	1,130	—	(1,130)	—
Estimated net inflows from interest earnings	344	3	(58)	289
Liabilities:
Estimated transaction costs related to the sale of Harvest Dussafu	(1,082)	16	1,066	—
General overhead costs	(6,385)	(893)	1,319	(5,959)
Severance and employment contract payments	(11,959)	(342)	8,082	(4,219)
Other dissolution costs	(4,982)	295	714	(3,973)
Liability for estimated costs in excess of estimated receipts during liquidation	$(19,386)	$(921)	$6,445	$(13,862)

	January 1, 2017	Remeasurement of Assets and Liabilities	Accrual based Expenditures/(Receipts)	As of June 30, 2017
	(in thousands)
Assets:
Additional proceeds from sale of Harvest Dussafu	$2,046	$1,502	$(3,548)	$—
Estimated net inflows from exercise of stock options	—	1,130	(1,130)	—
Estimated net inflows from interest earnings	648	3	(362)	289
Liabilities:
Estimated transaction costs related to the sale of Harvest Dussafu	(1,148)	(267)	1,415	—
General overhead costs	(9,321)	(893)	4,255	(5,959)
Severance and employment contract payments	(14,563)	(342)	10,686	(4,219)
Other dissolution costs	(5,903)	295	1,635	(3,973)
Liability for estimated costs in excess of estimated receipts during liquidation	$(28,241)	$1,428	$12,951	$(13,862)

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

Harvest Dussafu’s assets and liabilities have been reclassified to assets and liabilities held for sale as follows:

Assets held for sale	As of June 30, 2017	As of December 31, 2016

	(in thousands)
Cash and cash equivalents	$—	$1,076
Accounts receivable	—	13
Oil and gas properties	—	29,798
	$—	$30,887

Liabilities held for sale	As of June 30, 2017	As of December 31, 2016

	(in thousands)
Accounts payable	$—	$47
Accrued Expenses	—	38
	$—	$85

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

Harvest Dussafu and Harvest Holding’s effect on results of operations have been reported in discontinued operations for the three and six months ended June 30, 2016 as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Loss from Discontinued Operations	Harvest Dussafu	Harvest Holding	Total	Harvest Dussafu	Harvest Holding	Total
	(in thousands)			(in thousands)

Depreciation	$—	$(4)	$(4)	$—	$(10)	$(10)
Exploration expense	(204)	—	(204)	(868)	—	(868)
Impairment expense - oilfield inventories	—	—	—	(128)	—	(128)
Allowance for note receivable	—	—	—	—	(5,160)	(5,160)
General and administrative expense	(5)	(687)	(692)	(19)	(1,617)	(1,636)
Change in fair value of warrant derivative liability	—	(6,853)	(6,853)	—	(10,914)	(10,914)
Change in fair value of embedded derivative asset	—	1,696	1,696	—	1,687	1,687
Loss on sale of Harvest Holding	—	(1,551)	(1,551)	—	(1,551)	(1,551)
Interest expense	—	(1,373)	(1,373)	—	(2,469)	(2,469)
Foreign currency transaction gains (losses)	(4)	38	34	(8)	199	191
Income tax expense	—	(8)	(8)	—	(16)	(16)
Loss from discontinued operations, net of income taxes	(213)	(8,742)	(8,955)	(1,023)	(19,851)	(20,874)
Loss attributable to noncontrolling interests	—	(158)	(158)	—	(3,066)	(3,066)
Loss from discontinued operations attributable to Harvest, net of income taxes	$(213)	$(8,584)	$(8,797)	$(1,023)	$(16,785)	$(17,808)

Note 7 – Commitments and Contingencies

Under the agreements with our partner in the Dussafu Production Sharing Contract (“Dussafu PSC”), we were jointly and severally liable to various third parties. As of June 30, 2017,  due to the sale of Harvest Dussafu, no further obligations exist under these agreements.  At December 31, 2016, the gross carrying amount associated with obligations to third parties which were fixed at the end of the period were $0.1 million and were related to accounts payable to vendors, accrued expenses and withholding taxes payable to taxing authorities.  The gross carrying amounts related to accounts payable and withholding taxes, and the net amount related to accrued expenses, are reflected in the consolidated condensed balance sheet in liabilities held for sale as of December 31, 2016.   Our partners had obligations to us totaling $21 thousand as of December 31, 2016 for these liabilities.

On February 27, 2015, Harvest, Harvest (US) Holdings, Inc., a wholly owned subsidiary of Harvest (“Harvest US”), Branta, LLC and Branta Exploration & Production Company, LLC (together, “Branta”) filed a complaint against Newfield Production Company (“Newfield”) in the United States District Court for the District of Colorado.  The plaintiffs previously sold oil and natural gas assets located in Utah’s Uinta Basin to Newfield pursuant to two purchase and sale agreements, each dated March 21, 2011.  In the complaint, the plaintiffs allege, among other things, that prior to the sale, Newfield breached separate confidentiality agreements with Harvest US and Branta and violated antitrust laws, which resulted in a depressed sales price for the assets.  The complaint seeks monetary damages, punitive damages, attorneys’ fees, interest, and costs for breach of contract, violation of the Colorado Antitrust Act, violation of the Sherman Antitrust Act and tortious interference with a prospective business advantage.  At a motions hearing on April 25, 2017, the court set a trial date of September 11, 2017. On June 21, 2017, the court denied two motions for summary judgment – one that had been filed by Newfield and another that had been filed by plaintiffs.  The trial is set to commence on September 11, 2017.

On May 31, 2011, the United Kingdom branch of our subsidiary, Harvest Natural Resources, Inc. (UK), initiated a wire transfer of approximately $1.1 million ($0.7 million net to our 66.667 percent interest) intending to pay Libya Oil Gabon S.A. (“LOGSA”) for fuel that LOGSA supplied to our then-subsidiary in the Netherlands, Harvest Dussafu, B.V., for the company’s drilling operations in Gabon. On June 1, 2011, our bank notified us that it had been required to block the payment in accordance with the U.S. sanctions against Libya as set forth in Executive Order 13566 of February 25, 2011, and administered by OFAC, because the payee, LOGSA, may be a blocked party under the sanctions. The bank further advised us that it could not release the funds to the payee or return the funds to us unless we obtain authorization from OFAC. Thereafter, OFAC issued General License 8a, which authorized transactions with the Government of Libya and various related parties (including LOGSA) and Harvest separately paid its outstanding debts to LOGSA in December 2011, as permitted by General license 8a.  Harvest has attempted to obtain the blocked funds by filing an application to OFAC, but its requests for return of the funds have been denied.  On March 8, 2016, OFAC denied Harvest's request for reconsideration, stating that the blocked funds transfer involves an interest of a sanctions target.  Harvest will request reconsideration of this denial in view of Harvest's dissolution.  Until the application is approved by OFAC, the funds will remain in the blocked account, and Harvest can give no assurances when OFAC will permit the funds to be released.  During the year ended December 31, 2015, primarily due to the passage of time, we recorded a $0.7 million allowance for doubtful accounts to general and administrative costs associated with the blocked payments and $0.4 million receivable from our joint venture partner.  Even though Harvest sold its Gabon interests in April 2017, it retained the right to receive this $0.7 million if and when it is paid.  We will continue attempts to recover the funds from OFAC.

On October 14, 2016, Saltpond Offshore Producing Co., Ltd. (“Saltpond”) filed a petition in the 334th Judicial District Court of Harris County, Texas under Rule 202 of the Texas Rules of Civil Procedure to take a pre-suit deposition of the Company’s general counsel.  The petition alleges that Alessandro Bazzoni, as a representative of CT Energy Holding SRL (“CT Energy”), obtained proceeds from oil allegedly misappropriated from Saltpond and used these funds to consummate the June 19, 2015 Securities Purchase Agreement between CT Energy and the Company.  The petition “seeks information to pursue a claim under the Uniform Fraudulent Transfer Act.”  A hearing had been scheduled for November 11, 2016 as to whether Saltpond should be entitled to seek information from the Company but the hearing was postponed at the request of Saltpond’s lawyers.  On April 12, 2017, Saltpond and Imperial Energy Ventures, Ltd. filed an amended petition against Cinque Terre Financial Group, Ltd.; Cinque Terre Energy Partners, LLC.; CT Energia, Ltd.; CT Energy Holding SLR (collectively, the “CT Corporate Defendants”); Alessandro Bazzoni; and the Company.  The amended petition alleges breach of contract, fraud, unjust enrichment and violation of the Texas Theft Liability Act by the CT Corporate Defendants and Mr. Bazzoni, and liability by all defendants for civil conspiracy.  The Company believes it was named as a defendant in this lawsuit because it was the recipient of funds from a separate loan transaction that involved CT Energy, and the plaintiff believes that all or part of the funds in the loan transaction could be traced to the allegedly misappropriated proceeds.  Plaintiffs seek actual damages of approximately $5.5 million and additional damages.    The Company denies the allegations in the petition and intends to mount a vigorous defense. It is not possible to estimate the likelihood or magnitude of any potential liability at this point.

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

Executive Summary

Recent Developments

On October 7, 2016, following the sale of our Venezuelan interests, we announced that we were evaluating a possible dissolution of Harvest. On December 30, 2016, the Company’s board of directors (the “Board”) unanimously determined that a proposed dissolution was advisable and in the best interests of us and our stockholders, adopted an initial plan of liquidation and dissolution, authorized the proposed dissolution, recommended that our stockholders authorize the proposed dissolution in accordance with the Plan of Dissolution, and generally authorized our officers to take all necessary actions to affect our dissolution. At its meeting held on January 12, 2017, our Board further discussed the liquidation and proposed dissolution, rescinded its adoption of the initial plan of liquidation and dissolution and adopted the Plan of Dissolution and Liquidation (“Plan of Dissolution”), which included changes based on comments received from tax and other counsel.  On February 23, 2017, the holders of a majority of all outstanding shares of Harvest’s common stock authorized the dissolution at a special meeting of Harvest’s stockholders, which provides for our complete dissolution and liquidation.  See Part I Financial Information, Item 1 – Financial Statements, Note 1 – Organization, Plan of Dissolution and Liquidation for further information.

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

Changes of Net Assets in Liquidation for the Three and Six Months Ended June 30, 2017

At adoption of Liquidation Basis of Accounting, Harvest stockholders’ equity was decreased by approximately $28.7 million as of January 1, 2017 to arrive at net assets in liquidation of $70.5 million. The primary reason for the decrease in net assets as of January

1, 2017, was due to accrual of estimated liquidation and operating costs in excess of operating receipts during liquidation for $28.2 million, and adjustments of assets to their net realizable values and liabilities to their expected settlement amounts for a net $0.5 million.

During the six months ended June 30, 2017, net assets in liquidation decreased by $65.6 million.  The primary reason for the decrease in net assets was the  $66.2 million liquidating dividend paid on May 4, 2017 offset by lower estimated costs in excess of estimated receipts during liquidation.

During the three months ended June 30, 2017, net assets in liquidation decreased by $67.3 million.  The primary reason for the decrease in net assets was the  $66.2 million liquidating dividend paid on May 4, 2017 and higher estimated costs in excess of estimated receipts during liquidation.

Estimated Income and Costs Incurred during the Liquidation Period

Under the Liquidation Basis of Accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations including an estimate of costs subsequent to that date (which would include reserve contingencies for the appropriate statutory periods). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The accruals related to dissolution costs are primarily related to severance and employment contract payments of $4.2 million and other dissolution costs of $4.0 million as of June 30, 2017.  Continuing general overhead costs of $6 million are also expected during the liquidation period.    These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the accruals for estimated income and costs to be incurred during the liquidation period:

Accruals as of June 30, 2017

Assets:
Estimated net inflows from interest earnings	$289
Liabilities:
General overhead costs	(5,959)
Severance and employment contract payments	(4,219)
Other dissolution costs	(3,973)
Liability for estimated costs in excess of estimated receipts during liquidation	$(13,862)

Results of Operations for the Three and Six Months Ended June 30, 2016 (Going Concern Basis)

Loss from Continuing Operations

During the three months ended June 30, 2016, we reported a net loss attributable to continuing operations of $4.1 million or $0.32 per basic and diluted loss per share.  During the six months ended June 30, 2016, we reported a net loss attributable to continuing operations of $9.2 million or $0.71 per basic and diluted loss per share. Expenses from continuing operations were:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Depreciation and amortization	$10	$30
Exploration expense	214	271
General and administrative	3,877	8,885
Loss from continuing operations	$4,101	$9,186

Our accounting method for oil and natural gas properties was the successful efforts method. During the three and six months ended June 30, 2016, we incurred $0.2 million and $0.3 million, respectively, related to other general business development activities.

General and administrative costs for the three months ended June 30, 2016 consisted of employee related costs ($2.6 million), general operations and overhead ($0.1 million), contract services ($1.0 million), public relations ($0.1 million) and taxes other than income ($0.1 million).  General and administrative costs for the six months ended June 30, 2016 consisted of employee related costs ($5.4 million), general operations and overhead ($0.8 million), contract services ($2.4 million), travel ($0.1 million) and taxes other than income ($0.2 million).

Loss from Discontinued Operations

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

On October 7, 2016, the Company and its wholly owned subsidiary, HNR Energia, completed the sale of all of HNR Energia’s 51% interest in Harvest Vinccler Dutch Holding, B.V. (“Harvest Holding”), to Delta Petroleum N.V., a limited liability company organized under the laws of Curacao (“Delta Petroleum”), pursuant to a share purchase agreement. With the sale and subsequent deconsolidation of Harvest Holding, we do not have any continuing involvement in Venezuela and no longer have non-controlling interest owners.

During the three months ended June 30, 2016, we reported a net loss attributable to discontinued operations of $9.0 million or $0.68 per basic and diluted share.  During the six months ended June 30, 2016, we reported a net loss attributable to discontinued operations of $20.9 million or $1.39 per basic and diluted share.  Expenses from discontinued operations were:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Loss from Discontinued Operations	Harvest Dussafu	Harvest Holding	Total	Harvest Dussafu	Harvest Holding	Total
	(in thousands)			(in thousands)

Depreciation	$—	$(4)	$(4)	$—	$(10)	$(10)
Exploration expense	(204)	—	(204)	(868)	—	(868)
Impairment expense - oilfield inventories	—	—	—	(128)	—	(128)
Allowance for note receivable	—	—	—	—	(5,160)	(5,160)
General and administrative expense	(5)	(687)	(692)	(19)	(1,617)	(1,636)
Change in fair value of warrant derivative liability	—	(6,853)	(6,853)	—	(10,914)	(10,914)
Change in fair value of embedded derivative asset	—	1,696	1,696	—	1,687	1,687
Loss on sale of Harvest Holding	—	(1,551)	(1,551)	—	(1,551)	(1,551)
Interest expense	—	(1,373)	(1,373)	—	(2,469)	(2,469)
Foreign currency transaction gains (losses)	(4)	38	34	(8)	199	191
Income tax expense	—	(8)	(8)	—	(16)	(16)
Loss from discontinued operations, net of income taxes	(213)	(8,742)	(8,955)	(1,023)	(19,851)	(20,874)
Loss attributable to noncontrolling interests	—	(158)	(158)	—	(3,066)	(3,066)
Loss from to discontinued operations attributable to Harvest, net of income taxes	$(213)	$(8,584)	$(8,797)	$(1,023)	$(16,785)	$(17,808)

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

During the six months ended June 30, 2016, we recorded a $5.2 million allowance to fully reserve the 11.0% promissory note due in 2019 from CT Energia Holding Ltd (“CT Energia Note”) due to concerns related to the continued deteriorating economic conditions in Venezuela and our assessment relating to the probability that the CT Energia Note will be collected.

General and administrative costs for the three months ended June 30, 2016 consisted of employee related costs ($0.4 million), general operations and overhead ($0.2 million), and taxes other than income ($0.1 million).    General and administrative costs for the six months ended June 30, 2016 consisted of employee related costs ($0.7 million), general operations and overhead ($0.3 million), contract services ($0.3 million), travel ($0.1 million) and taxes other than income ($0.2 million).

During the three and six months ended June 30, 2016, the $6.9 million and $10.9 million, respectively, changes in the fair value of the warrant liability acquired by CT Energy Holding SRL (“CT Energy”) to purchase up to 8,517,705 shares of Harvest’s common stock at an initial exercise price of $5.00 per share (“CT Warrant”) was related to the increase in fair value of the CT Warrant issued on June 19, 2015.  The change was primarily related to the change in our stock price.

The change in fair value of embedded derivative assets of $1.7 million is directly related to the assumptions surrounding the commencement of an interest rate reset feature contained in both the 15% Non-Convertible Senior Secured Promissory Note Due 2020, dated June 19, 2015, between the Company and CT Energy (“15% Note”) and the 15% Additional Draw Senior Secured Note Due 2020, dated June 19, 2015, between the Company and CT Energy (“Additional Draw Note”).  The interest rate reset feature both lowers the interest rate and extends the due date of the 15% Note and the Additional Draw Note.  At June 30, 2016, the probability of the interest rate reset feature date being delayed was lowered to 70% and, since the Additional Draw Note was utilized, the value of the embedded derivative asset related to the Additional Draw Note was added.  Both of these changes increased the value of the embedded derivative assets for the three and six months ended June 30, 2016.

We incurred $1.6 million of transaction costs associated with the Share Purchase Agreement with CT Energy for the three and six months ended June 30, 2016.

The interest expense for the three and six months ended June 30, 2016 was related to the 15% Note and the Additional Draw Note.

We recognized a $0.2 million gain on foreign currency transactions for the six months ended June 30, 2016.  The gain in 2016 was primarily associated with a favorable change in the Bolivar denominated liabilities.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.2 million for the three months ended June 30, 2016.  The net loss attributable to noncontrolling interests during the three months ended June 30, 2016 was primarily from our ongoing operations at Harvest Vinccler for their oversight of our investment in Petrodelta, S.A.  Net loss attributable to noncontrolling interests was $3.1 million for the six months ended June 30, 2016.  The net loss attributable to noncontrolling interests during the six months ended June 30, 2016 was related to our ongoing operations at Harvest Vinccler for their oversight of our investment in Petrodelta, S.A and due to the $5.2 million allowance to fully reserve the CT Energia Note.

Risks, Uncertainties, Capital Resources and Liquidity

The following discussion on risks, uncertainties, capital resources and liquidity should be read in conjunction with our consolidated condensed financial statements and related notes thereto.

Liquidity

After the completion of the sale of our Gabon interests on April 10, 2017, our primary assets were cash and an accounts receivable for $2.5 million.  On August 7, 2017, $2.1 million of the accounts receivable balance was collected.  We will use the proceeds from the sale of our Gabon interests to pay expenses and taxes, if any, associated with the sale and for other operating expenses. Subject to determinations to be made by our Board, the remaining proceeds will be used to provide reserves of funds for future or contingent liabilities as may be determined necessary by our Board pursuant to Delaware law, to pay or settle existing obligations, to pay costs (including taxes) associated with the liquidation and winding up of our business, and to distribute remaining assets to our stockholders.  We expect the cash on hand will be adequate to meet our liquidity requirements for dissolution of the Company.  On April 13, 2017, the Board declared an initial cash distribution of $5.75 per share of common stock payable to holders of record as of April 24, 2017.  The total initial liquidating distribution of $66.2 million was made on May 4, 2017.  Our contingent items include:  (1) the gain contingency represented by our lawsuit against Newfield (as to which the likelihood of revenues to us cannot be assured and the amount of any success cannot reasonably be estimated (2) the funds blocked by the Office of Foreign Assets Control in the LOGSA matter, which is a gain contingency of $0.7 million if we are able to recoup these funds, and (3) various other assets whose realizable cash value is minimal.  See Part I Financial Information, Item 1 – Financial Statements, Note 7 – Commitments and Contingencies for further information.

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

Since December 2013, we have provided deferred income taxes on undistributed earnings of our foreign subsidiaries where we are not able to assert that such earnings were permanently reinvested, or otherwise could be repatriated in a tax free manner, as part of our ongoing business.  As of December 31, 2016, a deferred tax liability of $0.1 million was recorded based on the unremitted earnings of our foreign subsidiaries that would be repatriated to the U.S. pursuant to our overall Plan of Dissolution.  With the Plan of Dissolution, the foreign subsidiaries will be dissolved and the previously unremitted earnings will be repatriated in 2017.  The income tax event will be a current year item and no longer represent a deferred tax liability.  In the first quarter of 2017, the deferred tax liability of $0.1 million was reversed resulting in a deferred tax benefit.  For the current year, the Company expects to generate a net loss even with the inclusion of the previously unremitted earnings in taxable income.  Consequently, no current income tax liability has been recorded during the six months ended June 30, 2017.

Effects of Changing Prices, Foreign Exchange Rates and Inflation

Prior to the April 10, 2017 closing of the sale of Harvest Dussafu, our results of operations and cash flow were affected by changing oil prices.

There are many factors affecting foreign exchange rates and resulting exchange gains and losses, most of which are beyond our control.

Within the United States and other countries in which we conduct business, inflation has had a minimal effect on us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Prior to the April 10, 2017, closing of the sale of Harvest Dussafu, we were exposed to market risk from adverse fluctuations in oil and natural gas prices, as discussed in our 2016 Form 10-K.  As our assets now consist primarily of cash and accounts receivable, this market risk is not expected to have a material effect on us.

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

Management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation as of June 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at such time.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See Part I – Information, Item 1- Financial Statements, Note 7 – Commitments and Contingencies.

Item 1A.  Risk Factors

We cannot assure you that any additional liquidating distribution will be made to our stockholders or, if made, the exact amount or timing of distributions.  Our dissolution, liquidation and winding up process will be subject to uncertainties.  It is possible that there will be no additional liquidating distribution made to our stockholders.  The amount and timing of any additional liquidating distribution to our stockholders will depend on the following factors, among others:

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

•

The costs attendant on us as a publicly held reporting company under SEC regulations, including legal and auditing fees, especially if we are unable to obtain relief from requirements to continue preparing and filing our annual, quarterly and current reports or otherwise determine that preparing and filing those reports is no longer appropriate under guidelines of the Securities and Exchange Commission and its staff;

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

Our common stock ceased to be traded at the time of our dissolution.  We closed our stock transfer books after our dissolution became effective at 8 p.m. Eastern time on May 4, 2017.  As a result, from and after that time, we will not recognize any transfer of our common stock, other than transfers by operation of law as to which we have received adequate written notice.  The record date for determining which stockholders are eligible to receive liquidating distributions is the date on which our dissolution became effective, except as may be necessary to reflect subsequent transfers by operation of law.   The only value associated with our shares is the potential right to receive possible distributions in the future as part of the liquidation and dissolution process in accordance with the Plan of Dissolution.

We may cease to file our annual, quarterly and current reports with the SEC.   Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities law, we are seeking relief from all or some of our reporting obligations, and we may determine that further reporting is no longer appropriate under the guidelines of the Securities and Exchange Commission and its staff.  If we receive this relief or if we otherwise make this determination, certain information about us (including audited financial information) currently reported to you and the public would no longer be available.

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

2.3.1

First Amendment to Sale and Purchase Agreement, dated March 17, 2017, by and among HNR Energia B.V., Harvest Natural Resources, Inc., and BW Energy Gabon Pte. Ltd. (incorporated by reference to our Form  10-Q filed on May 15, 2017).

2.3.2

Second Amendment to Sale and Purchase Agreement, dated March 31, 2017, by and among HNR Energia B.V., Harvest Natural Resources, Inc., and BW Energy Gabon Pte. Ltd. (incorporated by reference to our Form 10-Q filed on May 15, 2017).

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
3.4

Certificate of Dissolution, as filed by Harvest Natural Resources, Inc. with the Secretary of State of the State of Delaware on May 4, 2017 (incorporated by reference to our Form 8-K filed with the SEC on May 10, 2017).

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

4.5.1

First Amendment to Rights Agreement, dated as of May 2, 2017, by and between Harvest Natural Resources, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to our Form 8-K filed with the SEC on May 3, 2017)

4.6

Indenture (including Form of Note), dated as of October 11, 2012, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 15, 2012).

10.1	Consulting Agreement, dated March 31, 2017, between the Company and Karl L. Nesselrode (incorporated by reference to our Form 8-K filed with the SEC on April 5, 2017).
10.2	Consulting Agreement, dated April 30, 2017, between Harvest Natural Resources, Inc. and Robert Speirs (incorporated by reference to our Form 8-K filed with the SEC on May 4, 2017).
10.3	Consulting Agreement, dated April 13, 2017, between Harvest Natural Resources, Inc. and James A. Edmiston, III (incorporated by referenced to our Form 8-K filed with the SEC on April 19, 2017).
10.4

Separation and Release Agreement, dated April 13, 2017, between Harvest Natural Resources, Inc. and James A. Edmiston, III (incorporated by reference to our Form 8-K filed with the SEC on April 19, 2017).

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

HARVEST NATURAL RESOURCES, INC.

Dated: August 14, 2017	By:	/s/ James A. Edmiston
James A. Edmiston
President and Chief Executive Officer

Dated: August 14, 2017	By:	/s/ Stephen C. Haynes
Stephen C. Haynes
Vice President - Finance, Chief Financial Officer and Treasurer